Form 10-K
period 1996-12-31
INTELLICELL CORP
filed 1997-05-23
CIK 1025557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996


                                       OR

        [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                                     1-12571
                              (Commission File No.)

                                INTELLICELL CORP.
             (Exact name of registrant as specified in its charter)

        Delaware                                               95-4467726
(State or other juris-                                     (I.R.S. Employer
diction of incorporation or                                Identification No.)
organization)

               6929 Hayvenhurst Avenue, Van Nuys, California 91402 (Address of principal executive offices including zip code)

Registrant's telephone number, including area code:  (818) 906-7777

Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __ No_X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The  aggregate   market  value  of  the   registrant's   Common  Stock  held  by
non-affiliates as of May 15, 1997 was approximately $15,428,000.

As of May 15, 1997 there were 4,415,902 shares of the registrant's Common Stock outstanding.

                    Documents Incorporated by Reference: None

                                     PART I

Item 1.  Business.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including but not limited to, possible delays in the Company's expansion efforts, changes in wireless communications markets and technologies, the nature of possible supplier or customer arrangements which may become available to the Company in the future, possible technological obsolescence, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement.

General

     Intellicell Corp. (the "Company") is engaged in the wholesale distribution of wireless communications products. The Company offers cellular telephones and accessories from leading manufacturers featuring brand names such as AT&T, Audiovox, Ericsson, Mitsubishi, Motorola, Nokia, NEC, OKI, Panasonic, Pioneer and Sony. The Company also offers a proprietary line of accessory products under the Intellicell(R) name. The Company has developed a customer base of more than 1,600 wholesalers, carriers, agents, dealers and retailers. During the past two years, the Company has grown rapidly, with revenues increasing from approximately $69,850,000 for the year ended December 31, 1995, to approximately $81,225,000 for the year ended December 31, 1996, and with pro forma net income increasing from approximately $236,000 to approximately $315,000 during the same period.

     The Company's objective is to capitalize on wireless communications opportunities in markets in which the Company believes it can achieve significant growth. The Company intends to implement its highly focused business strategy by (i) offering a broad product selection, (ii) emphasizing its accessory product line, (iii) targeting emerging foreign markets, (iv) establishing strategic relationships and (v) expanding through acquisitions. The Company believes that the diversity of its brand name product lines, its proprietary accessory products and its distribution capabilities position it to capitalize on the rapidly expanding markets for wireless communication products and services.

The Wireless Communications Industry

     The wireless communications industry provides voice and data communications services through cellular telephone, personal communications services ("PCS"), satellite, enhanced specialized mobile radio ("ESMR") and paging services. Advances in system technology and equipment, combined with lower equipment prices and service charges, have increased consumer acceptance and driven dramatic increases in worldwide demand for wireless communications products and services.

     United States Market

     The domestic market for wireless communications products and services has grown substantially. According to the Cellular Telecommunications Industry Association, the number of cellular subscribers in the United States has increased from approximately 3.5 million in 1990 to approximately 44.0 million in 1996, growing by more than 5.8 million, or approximately 15.3%, in the last six months of 1996 alone. The number of cellular and PCS subscribers in the United States is projected to reach approximately 89.3 million by the year 2000. It is estimated that market penetration for cellular subscribers in the United States, based on population, was approximately 15.1% at December 31, 1996.

     The Company believes that the United States cellular market is expanding primarily due to decreases in monthly services fees and retail prices for cellular telephones and a significant product replacement cycle. Many cellular service providers are upgrading their existing cellular systems from analog radio frequency to digital radio frequency technology. Digital systems offer certain advantages over analog systems, including improved quality of voice and data transmission and greater system capacity, thereby enabling carriers to add additional subscribers. The Company believes that proliferation of digital systems will increase demand for cellular service and new cellular products.

     International Market

     The markets for cellular products and services outside the United States also have grown significantly. According to the United States Department of Commerce, the number of cellular subscribers outside the United States increased from approximately eight million subscribers in 1991 to approximately 52 million subscribers by the end of 1995, growing by approximately 22 million subscribers, or approximately 74%, in 1995 alone. It is estimated that market penetration for cellular subscribers outside the United States, based on population, was less than 2% at the end of 1995. Worldwide wireless subscriber growth is expected to grow approximately 28% from 1996 to the year 2000, according to Malarky-Taylor/Economic and Management Consultants International.

     The Company expects that rapid growth in international markets will continue as low market penetration, economic growth and high population density result in increased demand for cellular communications products and services. The Company also believes that cellular systems in certain of these countries offer lower-cost alternatives to the construction of conventional telephone facilities because they do not require substantial investment in infrastructure. Due to these factors and the limited availability and quality of land-line service, the Company believes that consumers in many countries outside of the United States will increasingly utilize wireless services. These markets present attractive expansion opportunities, and management is focused on maximizing penetration in new and existing geographic markets in the United States and abroad.

     Emerging Wireless Technologies

     In addition to growth in the cellular market, the emergence of new wireless communications technologies and services, such as the PCS, ESMR and satellite communications systems, is expected to increase the capabilities associated with wireless communications including seamless roaming, increased service coverage, improved signal quality and greater data transmission capacity. It is anticipated that PCS will consist of cellular type services, including advanced voice and data transmissions using small, light weight wireless telephones or hand-held computers. PCS is expected to offer greater functionality resulting in lower cost service options and lighter handsets with longer battery life. PCS has been recently introduced in the various markets throughout the United States. Upon the widespread commercial introduction of these services, demand for wireless communications products and services is expected to increase.

     Prior to 1995, the United States Federal Communications Commission (the "FCC") allowed two carriers to provide cellular service to each metropolitan service area. In connection with the auctioning of PCS licenses in 1995 and 1996, the FCC added three PCS carriers to every metropolitan service area, increasing the total number of potential carriers to five per market. The Company believes that this increase in the number of wireless service providers will increase competition and the demand for wireless communications products and services through lower prices, increased advertising and improved service quality.

     During late 1994, the FCC awarded mobile satellite licenses to major corporations that are investing in satellites which will enable them to provide wireless phone, data, fax and paging services on a global basis. In addition, other corporations announced their intention to enter the mobile satellite market and launch networks which would permit computers to bypass local telephone exchanges and connect directly to the Internet.

     Regulatory Trends

     The Company believes that the Telecommunications Act of 1996 will ultimately serve to reverse the trends associated with the breakup of AT&T and the Bell System that separated long distance and local telephone service. Such act now permits long distance, cable and wireless companies to compete in local markets. The Company believes that such deregulation will significantly increase competition that will translate into lower costs and increased numbers of subscribers.

Strategy

     The Company's objective is to capitalize on wireless communication opportunities in markets in which the Company believes it can rapidly achieve significant growth. The Company has developed a highly focused strategy which includes the following key elements:

     o Offer Broad Product Selection. The Company distributes a broad selection of popular brand name products and accessories. The Company continually analyzes customer purchasing patterns and industry trends to anticipate demand for new products. The emergence of new wireless communications technologies, including digital cellular technology, PCS and satellite communications systems, is expected to dramatically increase demand for wireless products and services. The Company intends to evaluate cost, effectiveness and the potential of future wireless services as primary considerations in selecting products for particular markets. The Company believes that its relationships with equipment manufacturers and other potential providers of emerging wireless products and services will position it to capitalize on evolving industry standards and trends.

     o Emphasize Accessory Product Line. Consistent with its growth strategy, the Company intends to increase sales and market recognition of its higher-margin, proprietary Intellicell accessory product line. The Company believes that increased awareness of the Company's trade name and accessory product line will contribute favorably to market recognition and provide customers with valuable access to a broad range of accessories without having to carry significant inventories. The Company will seek to provide accessory products directly to original equipment manufacturers.

     o Target Emerging Foreign Markets. The Company is targeting emerging foreign markets in which cellular products are believed to have potential for significant market penetration.

The Company believes that certain markets are likely to achieve greater penetration based on anticipated economic growth and the increasing numbers of carriers. Many of these markets, particularly in Latin American countries, are characterized by low penetration rates, high population densities and inadequate land-line service. The Company anticipates that it will initially seek to achieve penetration in regions with fast-growing economies and wireless markets. The Company will seek to establish a position in Latin America by developing relationships with established carriers and industry participants.

     o Establish Strategic Relationships. The Company will seek to establish strategic marketing arrangements with partners who will provide knowledge, experience and financial resources appropriate to a specific opportunity and who will enhance the Company's ability to achieve significant penetration in particular markets. The Company intends to concentrate on obtaining maximum exposure of wireless products by targeting alternative distribution channels, including mass merchandisers and retailers with access to significant consumer markets. The Company will also seek to offer value-added services, including activation, inventory management, packaging and end-user delivery.

     o Expand Through Acquisitions. The Company may also seek to expand through acquisitions of companies which the Company believes will provide significant growth potential. Any decision to make an acquisition will be based upon the business prospects and competitive position of the acquisition candidate and the extent to which any business would enhance the Company's prospects and maximize revenues. Potential acquisition candidates may include companies with alternative distribution channels for cellular products.

     The Company's strategy and current and future marketing plans are subject to change as a result of a number of factors, including progress or delays in the Company's expansion efforts, changes in wireless communications markets and technologies, the nature of possible supplier or customer arrangements which may become available to it in the future and competitive factors. There can be no assurance that the Company will be able to successfully expand its operations.

Products

     The Company offers a broad selection of wireless products from leading manufacturers. The Company's product offerings include a variety of hand-held and mobile cellular telephones featuring prominent brand names such as AT&T, Ericsson, Mitsubishi, Motorola, Nokia, NEC, Audiovox, OKI, Panasonic, Pioneer and Sony. The Company continually reviews and evaluates cellular products in determining the mix of products purchased for resale to customers and seeks to acquire distribution rights for products which the Company believes have the potential for significant market penetration. For the years ended December 31, 1994, 1995 and 1996, approximately 81.3%, 80.0% and 74.6%, respectively, of the Company's revenues were derived from sales of cellular telephones. For such periods, a significant portion of the Company's cellular telephone sales represented Motorola and Audiovox products.

     In addition, the Company offers brand name and proprietary lines of cellular accessory products under the Intellicell name, consisting principally of batteries, battery eliminators, conditioner and plug-in chargers, cases, antennas and "hands-free" kits. Accessory products typically carry higher margins than cellular telephones. Accordingly, the Company plans to focus its marketing efforts on increasing the distribution of such products. For the years ended December 31, 1994, 1995 and 1996, sales of accessories accounted for approximately 18.7%, 20.0% and 25.4%, respectively, of the Company's revenues. The Company commenced marketing its proprietary line of accessory products in 1995. For the years ended December 31, 1995 and 1996, sales of proprietary accessory products accounted for approximately 5.6% and 2.9%, respectfully, of the Company's revenues.

Customers

     The Company has developed a customer base of more than 1,600 wholesalers, carriers, agents, dealers and retailers. The Company believes that these categories of customers will continue to be the primary purchasers of the Company's products. The Company expects to focus its marketing efforts on mass merchandisers and retailers with access to significant consumer markets.

     For the years ended December 31, 1994, 1995 and 1996, sales of cellular products to the Company's five largest customers accounted for approximately 50.5%, 48.7% and 48.8%, respectively, of the Company's revenues. For the year ended December 31, 1994, sales of cellular products to Downtown Cellular Distributors ("Downtown Cellular") accounted for approximately 32% of the Company's revenues. For the year ended December 31, 1995, sales of cellular products to Downtown Cellular and Brightpoint, Inc. ("Brightpoint") accounted for approximately 24.7% and 10.4%, respectively, of the Company's revenues. For the year ended December 31, 1996, sales to Brightpoint and Downtown Cellular accounted for approximately 17.1% and 15.9%, respectively, of the Company's revenues. For such periods, no other customer accounted for more than 10% of the Company's revenues.

     The Company generally sells its products pursuant to customer purchase orders and ships product orders received by 4:00 P.M. local time the same day. Unless otherwise requested, substantially all of the Company's products are delivered within two days of receipt of customer orders by common carrier.

Because orders are filled shortly after receipt, backlog is not material to the company's business.

     The Company sells its products to customers in foreign markets, including in Israel, Paraguay, Mexico, Peru and Canada and to United States-based exporters of cellular products. For the years ended December 31, 1994, 1995 and 1996, sales of the Company's products to customers in foreign markets accounted for approximately .4%, .4% and 5.2%, respectively, of the Company's revenues. The Company is seeking to expand product sales in foreign markets.

Suppliers

     The Company has established relationships with leading manufacturers and distributors of wireless products. The Company generally negotiates directly with suppliers in order to ensure adequate inventories of popular brand name products on favorable pricing terms. Inventory purchases are based on quality, price, service, customer demand, product availability and brand name recognition. Certain of the Company's suppliers provide favorable purchasing terms to the Company, including price protection and cooperative advertising and marketing allowances. Product manufacturers typically provide warranties which the Company extends to its customers.

     For the years ended December 31, 1994, 1995 and 1996, the Company's four largest suppliers accounted for approximately 68.4%, 67.0% and 54.1%, respectively, of product purchases. For the year ended December 31, 1994, Brightpoint, CellStar Corporation ("CellStar"), Unplugged Communications and Audiovox accounted for approximately 32.3%, 18.8%, 8.9% and 8.4%, respectively, of product sales. For the year ended December 31, 1995, Brightpoint, CellStar, Unplugged Communications and Best Cellular Distributors ("Best Cellular") accounted for approximately 28.3%, 13.7%, 13.6% and 11.4%, respectively, of product purchases, with Brightpoint, Best Cellular, Sony Wireless Telecom Communications Company ("Sony") and CellStar accounting for approximately 26.1%, 10.2%, 9.6% and 8.2%, respectively, of product purchases for the year ended December 31, 1996. For these periods, none of the Company's other suppliers accounted for more than 10% of product purchases. Brightpoint and CellStar are two of the Company's primary competitors. Failure or delay by these or other suppliers in supplying competitive products on favorable terms, or at all, would materially adversely affect the Company's operating margins and the Company's ability to obtain and deliver products on a timely and competitive basis. See "Competition."

     The Company has entered into non-exclusive arrangements with Audiovox Corporation, NEC, OKI Telecom, Panasonic Telecommunications and Systems Company and Sony pursuant to which the Company distributes cellular telephones and accessories to carriers, retailers and, except for Sony products, wholesalers. Such arrangements are terminable on short notice. The Company purchases products from the above manufacturers and other distributors pursuant to purchase orders placed from time to time in the ordinary course of business. The Company believes that its relationships with its suppliers are satisfactory.

     The Company generally places orders to its suppliers by facsimile on a daily basis. Purchase orders are typically filled within one to seven days and cellular products are shipped to the Company's warehouse by common carrier.

     The Company obtains all of its proprietary accessory products from manufacturers in Taiwan and is dependent on such manufacturers to provide sufficient quantities of products on favorable terms. The Company currently pays import duties of between 2.4% and 5.9% of the cost of its accessory products.

Sales, Marketing and Distribution

     The Company's executive officers and sales staff of fifteen persons are responsible for all of the Company's marketing and sales efforts. The Company's sales personnel are paid a base salary plus commission (generally 10% of gross profit represented by their sales). In addition, the Company's Vice President, Sales is paid a base salary plus a bonus based on certain performance levels. The Company maintains agreements with its sales personnel which contain confidentiality provisions and prohibit such individuals from competing with the Company.

     The Company's Vice President, Sales is responsible for coordinating the activities of the Company's sales staff which consists of thirteen account executives. The Company has assigned specific customers to each account executive, who is responsible for maintaining all customer relations with his assigned group of customers. Because of the service-oriented nature of the Company's business, the Company's executive officers devote a substantial amount of time to developing and maintaining continuing personal relationships with the Company's customers. The Company's ability to expand its customer base may be limited by the number of marketing personnel and will be largely dependent upon the efforts of such individuals.

     In an effort to increase its sales efforts in foreign markets, the Company has hired a sales representative located in Miami, Florida. The Company believes that the Florida sales representative, with an already established customer base, will enable the Company to establish new relationships and increase sales in Latin America.

     The Company believes that product recognition by customers and consumers is an important factor in the marketing of the products sold by the Company. Accordingly, the Company promotes its product lines through advertising in trade publications and attendance at national and regional trade shows. The Company also solicits customers through direct mail and telemarketing activities. The Company's manufacturers and dealers use a variety of methods to promote their products directly to consumers, including print and media advertising.

Asset Management

     Accounts. For the years ended December 31, 1995 and 1996, approximately 63.5% and 79.3%, respectively, of the Company's sales were made on open account. The Company generally offers 30-day open account terms to its customers. As of December 31, 1996, trade accounts receivable averaged 35.6 days for sales made on open account. In connection with the Company's proposed expansion, the Company intends to offer open account terms to additional customers. The Company attempts to minimize losses on credit sales by closely monitoring its customers' creditworthiness. The Company engages two credit rating associations that provide credit rating information in connection with individual customer accounts and seeks to obtain advance payment or letters of credit from its foreign customers. All foreign sales are made in United States dollars.

     Inventory. On average, the Company has historically turned inventory approximately 15.9 times per year. The Company takes physical inventory on a routine basis. On an annual basis, cumulative inventory adjustments have accounted for less than 1% of total purchases during the years ended December 31, 1995 and 1996.

     Management Information Systems. The Company believes that inventory control and other information systems are important factors in maintaining operating margins and in providing customers with competitive prices and rapid delivery of a variety of products. Accordingly, the Company currently maintains financial, accounting and management controls for its operations through the use of a centralized accounting system and a computerized management information system. The Company's management information system is designed to enable the Company to adapt to new product developments and to enhance corporate productivity through the integration of sales, inventory controls, purchasing and financial and credit control. The Company believes that the system allows the Company to provide more value to its customers through greater efficiency, easier order entry and enhanced product and pricing information. Internally, the system provides management and other key employees with detailed account information, including buying and credit histories and current credit status, as well as pricing and product availability information. The Company believes that the management information system will support its anticipated growth.

Competition

     The markets for wireless communication products are characterized by intense price competition and significant price erosion over the life of a product. The Company competes principally on the basis of price, product availability and service. The Company competes with numerous well-established wholesale distributors and manufacturers of wireless equipment, including the Company's customers and suppliers, as well as with providers of cellular services, many of which possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations for success in the sale and service of cellular products. Certain of these competitors have the financial resources necessary to enable them to withstand substantial price competition and implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

     The cellular distribution industry is also characterized by low barriers to entry and frequent introduction of new products. The Company's ability to continue to compete successfully will be largely dependent on its ability to anticipate and respond to various competitive factors affecting the industry, including new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions (particularly recessionary conditions adversely affecting consumer spending) and discount pricing strategies and promotional activities by carriers.

     The Company's primary competitors include Brightpoint, CellStar and Pana Pacific, Inc. ("Pana Pacific"). The Company purchases Motorola products from CellStar, AirTouch Communications, Inc. and Pana Pacific. Increased price competition relating to such products could have an adverse effect on the Company.

     The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products that satisfy evolving industry and customer requirements. The use of alternative wireless technologies, including PCS and satellite communications systems, may reduce demand for existing cellular products. Upon widespread commercial introduction, PCS, satellite communications systems and other new wireless technologies could materially change the types of products sold by the Company and its suppliers and result in significant price competition. There can be no assurance that the Company will be able to continue to compete successfully, particularly as domestic cellular markets mature and the Company seeks to enter into new markets and market new products.

Trademark

     The Company currently holds a federal trademark registration for the name "Intellicell" for use in connection with wireless accessory products. The Company's rights in this name may be a significant part of the Company's business and is subject to challenge. See "Legal Proceedings."

Employees

     As of March 31, 1997 the Company had 37 employees, of which two are in executive positions, 15 are engaged in sales and marketing, 7 are engaged in warehouse operations and 13 are engaged in administrative activities. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

Item 2.   Properties.

     The Company's executive offices and warehouse facilities are located in approximately 11,000 square feet of leased space in Van Nuys, California. The lease provides for monthly rent of approximately $6,136 and is on a month-to-month basis, terminable by the Company or its landlord upon three months' prior written notice.

     In September 1996, the Company entered into a three month lease for its sales office, located in approximately 2,600 square feet of space in Van Nuys, California. In May 1997, the Company extended such lease through August 1997 for a monthly rent of $2,600.

     The Company has been engaged in site selection and is evaluating available space in Southern California to accommodate its warehousing and administrative needs as the Company expands. The Company anticipates that it may spend up to approximately $200,000 to make leasehold improvements and purchase furniture, fixtures and equipment. The Company believes that it will be able to lease a larger facility on commercially reasonable terms.


Item 3.   Legal Proceedings.

     In October 1996, ArrayComm Incorporated, filed an action against the Company in United States District Court for the Northern District of California seeking a judgment to cancel the Company's trademark registration of the name "Intellicell". Plaintiff alleges, among other things, that the Company's use of its trademark infringes the use of plaintiff's mark Intellicell in connection with signal producing hardware and software for wireless communications systems. The action is in a preliminary stage and the Company is unable to determine the ultimate outcome of the action or estimate the range of potential loss if the Company is unable to successfully defend the action. The parties agreed to have the International Trademark Association conduct a non-binding mediation process in accordance with court rules. Although the Company intends to vigorously defend this action, there can be no assurance that such action will be resolved in a manner favorable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock has traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol FONE since December 18, 1996. The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock as reported by Nasdaq. Such prices may include inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Year Ended
December 31, 1996                            High              Low
-----------------                            ----              ---
Fourth Quarter (commencing
December 18, 1996) .....................     $8.00            $5.00

     As of March 31, 1997, there were approximately nine holders of record of the Company's Common Stock. The Company believes that there are in excess of 400 beneficial owners of its Common Stock whose shares are held in "street name." See "Executive Compensation -- Stock Option Plan" for a description of options issued during the three months ended December 31, 1996.

Dividend Policy

     To date, other than S corporation distributions made prior to its initial public offering, the Company has not paid any cash dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. The payment of cash dividends is restricted under the terms of the Company's loan agreement with The CIT Group/Credit Finance, Inc. ("CIT"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  Selected Financial Data.


Statement of Income Data:

                 (in thousands, except share and per share data)

                                                                                    Year Ended December 31,
                                                             1992           1993           1994            1995            1996
                                                             ----           ----           ----            ----            ----

Net Sales ...........................................    $     8,146    $    20,496     $    56,447     $    69,850     $    81,225

Cost of sales .......................................          7,885         19,486          54,402          67,485          77,555
                                                         -----------    -----------     -----------     -----------     -----------

Gross profit ........................................            261            650           2,045           2,365           3,670

Selling, general and administrative expenses ........            245            647           1,505           1,877           2,747
                                                         -----------    -----------     -----------     -----------     -----------

Income (loss) from operations .......................             16              3             540             488             923

Other income (expense) ..............................           --              (25)           (103)            (86)           (392)
                                                         -----------    -----------     -----------     -----------     -----------

Income (loss) before income tax benefit .............             16            (22)            437             402             531

Income tax benefit ..................................           --             --              --              --               308
                                                         -----------    -----------     -----------     -----------     -----------

Net income - historical .............................    $        16    $       (22)    $       437     $       402     $       839
                                                         ===========    ===========     ===========     ===========     ===========

Pro forma net income (loss)(1) ......................    $        14    $       (19)    $       257     $       236     $       315
                                                         ===========    ===========     ===========     ===========     ===========

Pro forma net income (loss) per share(2)  ...........                                                                   $       .14
                                                                                                                        ===========


Weighted average number of common shares
outstanding .........................................                                                                     2,386,022
                                                                                                                        ===========

Balance Sheet Data:

                 (in thousands)

                                                                                      As of December 31,
                                                           1992             1993             1994             1995            1996
                                                           ----             ----             ----             ----            ----

Working capital (deficiency) ....................         $   338         $  (151)         $  (175)         $  (243)         $ 8,432

Total assets ....................................             952           2,077            7,250            8,604           16,025

Short-term debt .................................            --              --                445            2,490             --

Total liabilities ...............................             589           2,212            7,392            8,590            7,216

Stockholders' equity (capital
  deficiency) ...................................             363            (135)            (142)              14            8,809

----------
(1) Includes pro forma adjustments for income taxes. See Note 9 to Notes to Financial Statements.

(2) Based on pro forma net income and the weighted average number of shares of Common Stock outstanding, as adjusted to include (i) dilutive Common Stock equivalents, (ii) the number of shares of Common Stock sold in the Company's inital public offering (at a price of $5.00 per share, the initial public offering price of the Common Stock) in order to fund the $537,000 distribution made to the Company's shareholders at the time of such offering and (iii) the number of shares of Common Stock issuable upon conversion of convertible debt, using the treasury method.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including but not limited to, possible delays in the Company's expansion efforts, changes in wireless communications markets and technologies, the nature of possible supplier or customer arrangements which may become available to the Company in the future, possible technological obsolescence, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement.

Results of Operations

     In connection with the audit of the Company's financial statements for the year ended December 31, 1996, in fiscal 1997, the Company incurred non-recurring expenses of approximately $900,000, consisting primarily of professional fees, including the fees of its prior auditor, fees of special counsel and a special auditor retained by the Company's Audit Committee. Such fees will be expensed in the quarter ended March 31, 1997, and will result in a significant loss for such quarter. See "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's statement of operations. The statement of operations contained in the Company's financial statements and the following table include pro forma adjustment for income taxes. See Note 9 to Notes to Financial Statements.

                                                  Percentages of Net Sales
                                                  ------------------------
                                                   Year Ended December 31,
                                                   -----------------------
                                              1994          1995          1996
                                              ----          ----          ----

Net sales ............................       100.0%        100.0%        100.0%

Cost of sales ........................        96.4          96.6          95.5

Gross profit .........................         3.6           3.4           4.5

Selling, general and
  administrative expenses ............         2.7           2.7           3.4

Income from operations ...............         1.0            .7           1.1

Interest expense .....................          .1            .1            .5

Net income ...........................          .8            .6           1.0

Pro forma net income .................          .5            .3            .4

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

     Net sales increased by approximately $11,375,000, or 16.3%, from 1995 to 1996. The increase in net sales was primarily attributable to the expanded level of the Company's operations and primarily reflects higher-volume sales. For 1996, domestic and foreign net sales were approximately $77,034,000 and $4,191,000, respectively, or 94.8% and 5.2%, respectively, of the Company's net sales.

     Gross profit increased by approximately $1,305,000, or 55.2%, from 1995 to 1996 and as a percentage of net sales increased from approximately 3.4% to approximately 4.5% during these periods. The increase in gross profit was primarily due to the purchase of inventories at lower per unit costs as a result of volume discounts and, to a lesser extent, increased sales of higher-margin cellular telephones. In future periods, gross profit may be adversely affected by merchandise, freight and other costs, price competition and by changes in the mix of products offered by the Company.

     Selling, general and administrative expenses increased by approximately $870,000, or 46.4%, from 1995 to 1996, and increased from 2.7% to 3.4% as a percentage of net sales. The increase in absolute dollars was attributable to the Company's expanded level of operations and reflects increases in payroll and related costs and bad debt and collection expense. The Company expects these expenses will continue to increase in absolute dollars in connection with higher levels of sales.

     Income from operations was approximately $488,000 for 1995, as compared to approximately $923,000 for 1996, an increase of approximately $435,000, or 89.1%. Income from operations as a percentage of net sales increased from .7% to 1.1% during these periods. The increase was primarily attributable to the increase in gross profit, partially offset by an increase in selling, general and administrative expenses.

     Interest expense increased by approximately $364,000, or 543%, from 1995 to 1996. The increase was attributable to borrowings under the Company's line of credit with CIT used to finance expanded levels of operations. Borrowings under the line of credit averaged $3,700,000 at an average rate of 10% per annum. There were no borrowings under this line of credit at December 31, 1996.

     Historical net income increased from approximately $402,000 for 1995 to approximately $839,000 for 1996, an increase of approximately $437,000, or 108.7%. The increase in net income resulted from an increase in gross profit, and a deferred tax benefit in accordance with FASB 109, "Accounting for Income Taxes", partially offset by higher selling, general and administrative expense and higher interest expense. A net deferred tax benefit of $330,000 was recognized upon termination of the Company's S corporation election. No valuation allowance has been established as it is more likely than not that the deferred tax asset will be realized. Net income as a percentage of net sales increased from .6% in 1995 to 1.0% in 1996. Pro forma net income increased from $236,000 in 1995 to $315,000 in 1996, an increase of 33.5%.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net sales increased by approximately $13,403,000, or 23.7%, from 1994 to 1995. This increase was primarily attributable to the expanded level of the Company's operations, including relocation to larger warehouse facilities to accommodate higher levels of inventories. Domestic and foreign sales were approximately $69,584,000 and $266,000, respectively, or 99.6% and 0.4%, respectively, of the Company's net sales for the year ended December 31, 1995.

     Gross profit increased by approximately $320,000, or 15.6%, from 1994 to 1995. Gross profit as a percentage of net sales decreased from 3.6% to 3.4% during these periods. The decrease in gross profit as a percentage of net sales was attributable to sales of products at lower per unit prices.

     Selling, general and administrative expenses increased by approximately $372,000, or 24.7%, from 1994 to 1995, but remained constant as a percentage of net sales during these periods. The increase in absolute dollars was attributable to the Company's higher level of business activities, including increases in salary expense of $178,000 and insurance expense of $100,000.

     Income from operations was approximately $488,000 for 1995, as compared to approximately $540,000 for 1994, a decrease of approximately $52,000, or 9.6%. Income from operations as a percentage of net sales decreased from approximately 1.0% to 0.7% during these periods. This decrease was primarily attributable to the increase in selling, general and administrative expenses.

     Net income decreased from approximately $437,000 in 1994 to approximately $402,000 in 1995. Net income as a percentage of net sales also decreased during these periods from approximately .8% to .6%. Pro forma net income decreased from approximately $257,000 in 1994 to approximately $236,000 in 1995, a decrease of approximately $21,000 or 8.2%. Pro forma net income as a percentage of net sales decreased from approximately .5% in 1994 to .3% in 1995.

Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings. At December 31, 1996, the Company had working capital of approximately $8,432,000 compared to a working capital deficiency of approximately ($243,000) at December 31, 1995. The increase in working capital was primarily attributable to the proceeds of the Company's initial public offering in December 1996.

     Net cash used in operating activities was approximately $6,716,000 in 1996, as compared to net cash provided by operating activities of approximately $246,000 in 1995. The increase in cash used was primarily attributable to increased levels of inventory and accounts receivable. Net cash provided by investing activities was approximately $510,000 in 1996, as compared to net cash used of approximately $579,000 in 1995. The increase in cash provided by investing activities was attributable to proceeds from the repayment of notes receivable and advances to officers, employees and others. Net cash provided by financing activities was approximately $6,206,000 in 1996, as compared to net cash used in financing activities of approximately $25,000 in 1995. The increase was attributable to the proceeds of the Company's initial public offering of Common Stock in December 1996 and the bank overdraft position, partially offset by the payment of loans payable and S corporation distributions. At December 31, 1996, the Company had a bank overdraft position of approximately $1,012,000. The Company received net proceeds from its initial public offering of approximately $9,493,000, of which approximately $2,715,000 was used to repay indebtedness and approximately $6,778,000 was used in connection with expansion, primarily inventory purchases and payments of accounts payable.

     Net cash provided by operating activities was approximately $246,000 in 1995, as compared to approximately $1,361,000 in 1994. The decrease in cash provided by operating activities in 1995 as compared to 1994 was primarily due to a reduction in the growth of accounts payable, partially offset by a reduction in the growth of inventories and accounts receivable in 1995. Net cash used in investing activities was approximately $579,000 in 1995, as compared to $69,000 in 1994. The increase was primarily attributable to loans made to employees of the Company. Net cash used in financing activities in 1995 was approximately $25,000, as compared to approximately $934,000 in 1994. Net cash used in financing activities during these periods primarily reflects S corporation distributions and proceeds and the repayment of loans and bank overdrafts.

     In June 1996, the Company entered into a loan agreement with CIT which provides for borrowings under a line of credit of up to $7.5 million. Advances under the line of credit are based on a borrowing formula equal to the sum of
(i) 82% of eligible accounts receivable and (ii) 50% of eligible inventory. Interest accrues on such advances at the prime lending rate established by

Chase Manhattan Bank from time to time plus 1.75% per annum and is payable monthly. The credit line expires in June 1998. At May 19, 1997, approximately $1,625,000 was outstanding under the line of credit.

     All of the Company's assets (including inventories and receivables) are pledged to CIT as collateral for the loan, and the Company is prohibited from incurring additional indebtedness, except for trade indebtedness, which could, under certain circumstances, limit the Company's ability to expand its operations. In addition to financial covenants requiring the Company to maintain a tangible net worth of $4.5 million and working capital of $1.5 million, the Company's agreement with CIT limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens or security interests on the Company's assets and entering into transactions with affiliates.

     At December 31, 1996, Ben Neman, Chairman, President and Chief Executive Officer of the Company, personally guaranteed up to $500,000 of the Company's indebtedness to CIT. Pursuant to the terms of the Company's loan agreement with CIT, such guarantee was released in April 1997. There can be no assurance that any such personal guarantee will be available to the Company in the future.

     In connection with the loan agreement, the Company issued to CIT warrants to purchase 15,000 shares of Common Stock at an exercise price of $5.00 per share.

     In December 1995, the Company converted $2,000,000 of a trade payable balance to Brightpoint into a loan bearing interest at the rate of 9.1% per annum repayable in twelve equal monthly installments of $175,000. Payments under such loan were made through May 1996 and, in July 1996, the Company issued a promissory note evidencing the remaining outstanding principal balance of $1,188,577. In December 1996, $1,000,000 of the principal amount of such note was converted into 223,464 shares of Common Stock, and the remaining $234,000 of principal and accrued interest was repaid.

     The Company has increasingly emphasized the sale of products on open account terms and has purchased increased levels of inventories to support an expanding customer base, which has resulted in increased accounts receivable days outstanding and a decrease in inventory turns. Trade accounts receivable averaged 32.6 days for sales made on open account in fiscal 1995 as compared to an average of 35.6 days in fiscal 1996, while inventory turns decreased from
24.7 times during fiscal 1994 to

20.2 times during fiscal 1995 and decreased to 15.9 times during fiscal 1996.

     The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 1996 were approximately $6,287,000 as compared to approximately $4,607,000, at December 31, 1995. As of December 31, 1996, accounts 90 or more days past due were approximately 14.7% of aggregate trade accounts receivable. Bad debt expense accounted for less than 1% of the Company's revenues for the years ended December 31, 1995 and 1996.

     At December 31, 1996, the Company's allowance for doubtful accounts was $428,000, which the Company believes is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or the uncollectibility of accounts receivable could have an adverse effect on the Company's liquidity and working capital position. In connection with the Company's proposed expansion, the Company intends to offer open account terms to additional customers, which will subject the Company to increased credit risks, particularly in foreign markets, and could require the Company to increase its allowance for doubtful accounts. The Company attempts to minimize losses on credit sales by closely monitoring its customers' creditworthiness. The Company seeks to obtain letters of credit or similar security in connection with open account sales to customers located in foreign markets.

     At December 31, 1996, the Company's inventory reserve was $442,000, which the Company believes is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. The amounts the Company will ultimately realize could, however, differ materially from the amounts estimated in arriving at inventory reserve.

     Prior to its initial public offering in December 1996, the Company elected to be taxed as an S corporation and, accordingly, was not subject to income taxes. Net income had been taxed for federal and state income purposes directly to the Company's stockholders. For the years ended December 31, 1994, 1995 and 1996, the Company made S corporation distributions to its stockholders in the amounts of $444,000, $166,000 and $1,091,000, respectively. Excess distributions for the year ended December 31, 1996 to the Company's President in the amount of $454,000 were repaid pursuant to an agreement dated May 15, 1997 by the delivery of 101,562 shares of the Company's Common Stock held by the Company's President for cancellation. See "Certain Transactions."

     The Company is a defendant in a lawsuit relating to its Intellicell trademark. The action is in a preliminary stage and the Company is unable to determine the ultimate outcome of the action. The parties agreed to have the International Trademark Association conduct a non-binding mediation process in accordance with court rules. Although the Company intends to vigorously defend this action, there can be no assurance that such action will be resolved in a manner favorable to the Company. In the event that it is determined that the Company is unable to use its trademark, the Company would be required to devote resources to establishing a new trademark and redesigning the packaging of its proprietary accessory products, and the loss of such trademark could result in a decline in revenues derived from sales of such products. For the years ended December 31, 1995 and 1996, approximately 5.6% and 2.9%, respectively, of the Company's revenues were derived from sales of proprietary accessory products.

     To accommodate future growth, the Company intends to relocate its warehouse to larger facilities. The Company has been engaged in site selection and anticipates that it may spend up to approximately $200,000 to make leasehold improvements and purchase furniture, fixtures and equipment. Other than in connection with relocating its warehouse facilities, the Company has no material commitments for capital expenditures. Based on currently proposed plans and assumptions relating to its operations, the Company believes that projected cash flow from operations and available cash resources, including its revolving line of credit, will be sufficient to satisfy its contemplated cash requirements for the reasonably foreseeable future.

Seasonality

     Sales of the Company's products are seasonal, with peak product shipments occurring in the third and fourth quarters.

Inflation

     Inflation has historically not had a material effect on the Company's operations.

Item 8. Financial Statements and Supplementary Data.

     The financial statements appear in a separate section of this report as pages F-1 through F-21 following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On April 9, 1997, Richard A. Eisner & Company, LLP ("Eisner"), the accounting firm that audited the Company's financial statements at December 31, 1994 and 1995 and for the years ended December 31, 1993, 1994 and 1995, resigned as the Company's independent auditor. The report of Eisner for the fiscal years ended December 31, 1993, 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the audit period for the fiscal years ended December 31, 1993, 1994, and 1995, and during the interim period prior to Eisner's resignation, there were no disagreements with Eisner on any matter of acccounting principles or practices, financial statement disclosure or auditing scope or procedure. However, in its letter of resignation addressed to the Company's Board of Directors, Eisner concluded that it was "unable to rely on the integrity of management." In a subsequent letter filed as an Exhibit to the Company's Current Report on Form 8-K, Eisner stated that its registration followed an expanded scope investigation in response to allegations with respect to the 1996 financial statements made to Eisner by the Company's controller, and that during Eisner's investigation evidence came to its atttention that contradicted statements made to Eisner by management.

     Effective April 19, 1997, the Company engaged BDO Seidman, LLP as independent auditors to audit the Company's financial statements for the year ended December 31, 1996. During the Company's two most recent fiscal years and the subsequent interim period prior to its engagement, neither the Company nor any person acting on behalf of the Company consulted BDO Seidman, LLP regarding
(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matters that was either the subject of a disagreement or a reportable event.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company are as follows:


Name                               Age             Position
----                               ---             --------

Ben Neman.....................      39             Chairman of the Board, President
                                                   and Chief Executive Officer

James E. Bunting..............      48             Executive Vice President, Chief
                                                   Operating Officer and Director

John C. Snyder II.............      51             Vice President and Chief
                                                   Financial Officer

Elliott B. Broidy.............      39             Director

Vinay Sharma..................      49             Director

     Ben Neman, a founder of the Company, has been Chairman, President and Chief Executive Officer of the Company since its inception. From September 1983 to January 1991, Mr. Neman was owner and President of Car Tronics of California, a company engaged in the retail sale of cellular and other automotive electronic consumer products.

     James E. Bunting has been Executive Vice President and Chief Operating Officer of the Company since July 1996 and a director since October 1996. From July 1996 until April 1997, Mr. Bunting served as the Company's Chief Financial Officer. Prior to joining the Company, Mr. Bunting served as the financial officer of AirTouch Teletrac, a subsidiary of Airtouch Communications, a company engaged in vehicle location and wireless communications, from February 1990 to January 1996.

     John C. Snyder II has been Vice President and Chief Financial Officer of the Company since April 30, 1997. Prior to joining the Company, Mr. Snyder was Chief Financial Officer of Cleveland Wrecking Company, a nationwide demolition and environmental contractor, from March 1995 through April 1997. From January 1993 to March 1995 Mr. Snyder was engaged in financial business consulting activities through J. Snyder & Associates. Prior thereto, Mr. Snyder was Chief Financial and Administrative Officer of Pedus Services, a human resources provider, from 1982 to 1992.

     Elliott B. Broidy has been a director of the Company since December 1996. Mr. Broidy has been an independent investor since May 1991. From 1982 to 1991, Mr. Broidy was Managing

Director of Bell Enterprises, a private investment company. Mr. Broidy also serves as a director of Accent Software International Ltd., a publicly traded company engaged in marketing multilingual software. Mr. Broidy began his career with Arthur Andersen & Co., and is a certified public accountant.

     Vinay Sharma has been a director of the Company since October 1996. Mr. Sharma has been a partner with the law firm Sharma & Herron since March 1992. Mr. Sharma received his Masters in Business Administration in June 1974 and Juris Doctor degree in May 1982 from the University of California.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     Messrs. Sharma and Broidy are members of the Company's Audit Committee.

     In addition to the Company's executive officers and directors, Mr. Meir Abramov is a key employee of the Company. Mr. Abramov, age 28, has been a Vice President of the Company in charge of purchasing and sales for more than the past four years.

     The Company has agreed, until December 17, 1999, if so requested by Sands Brothers & Co., Ltd. ("Sands"), the Representative of the several underwriters of the Company's initial public offering, to nominate and use its best efforts to elect a designee of Sands as a director of the Company or, at the Sands' option, as a non-voting advisor to the Company's Board of Directors. Sands has not yet exercised its right to designate such a person.

Item 11.  Executive Compensation.

     The following table discloses the compensation for the person who served as the Company's principal executive officer during the fiscal year ended December 31, 1996. No officer of the Company received compensation in excess of $100,000 for the Company's fiscal year ended December 31, 1996.


                           Summary Compensation Table
                                                                                      Long-Term
                                                                 Annual              Compensation
                                                              Compensation              Awards
                                                              ------------              ------
                                                                                      Securities
                                                                 Salary               Underlying
                                           Year                   ($)                Options (#)
                                           ----                   ---                -----------
Ben Neman
Chief Executive Officer .........          1996                  72,000                 12,000
                                           1995                  75,000                   -
                                           1994                    -0-                    -


     The following table sets forth information concerning stock options granted in the year ended December 31, 1996 to the Company's Chief Executive Officer:

              Option Grants in Fiscal Year Ended December 31, 1996

                                             Individual Grants
                       ------------------------------------------------------------
                       Number of         Percent of                                      Potential Realizable
                       Securities        Total Options                                   Value at Assumed
                       Underlying        Granted to         Exercise                     Annual Rates of Stock
                       Options           Employees in       Price        Expiration      Price Appreciation for
Name                   Granted (#)       Fiscal Year        ($/Sh)          Date         Option Term (2)
----                   -----------       ------------       ------       ----------      ---------------

                                                                                         5%($)          10%($)
                                                                                         -----          ------

Ben Neman(1)              12,000             4.6%           $5.50(2)     October 2001    $18,234.58     $40,293.66


--------------------

(1) Represents five-year options granted to Mr. Neman under the Plan. The options become exercisable as to one-third of the shares covered thereby commencing on each of the first three anniversaries after the date of grant.

     (2) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

     The following table sets forth information concerning the value of unexercised stock options held by the Chief Executive Officer as of December 31, 1996. No options were exercised during the fiscal year ended December 31, 1996.


                                      Aggregated Fiscal Year End Option Values

                             Number of Securities Underlying         Value of Unexercised
                                   Unexercised Options               In-the-Money Options
                                  at December 31, 1996              at December 31, 1996*
                                 ----------------------             ---------------------
     Name                    Exercisable       Unexercisable        Exercisable    Unexercisable
     ----                    -----------       -------------        -----------    -------------

Ben Neman ................           --           12,000              $ -0-          $22,560

---------------

* Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock which was $7.38 on December 31, 1996.

Employment Agreements

     The Company has entered into a three-year employment agreement with Mr. Neman, effective December 17, 1996, which is automatically renewable and provides for an annual base compensation of $72,000 and such bonus as the Board of Directors may from time to time determine. The employment agreement provides for employment on a full-time basis and contains a provision that Mr. Neman will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the employment agreement and for a period of one year thereafter. The agreement provides that if Mr. Neman is terminated without cause (including as a result of a change in control), he will be entitled to receive severance pay equal to the base compensation through the term of the agreement, provided that if he is terminated during the third year or the last year of any renewal term, he will be entitled to receive additional compensation equal to the base compensation received from the Company during the one-year period prior to the date of termination.

     The Company has entered into a three-year agreement, dated as of July 1, 1996, with Mr. Bunting which provides for an annual base compensation of $70,000 and such bonus as the Board of Directors may from time to time determine. The employment agreement contains a confidentiality provision, and a covenant not to compete with the Company for a period of one year following termination of employment. The agreement provides that if Mr. Bunting is terminated without cause (including as a result of a change in control), the employee will be paid an amount equal to four months of his annual salary in consideration of his agreement not to compete with the Company. In connection with such employment agreement, the Company agreed to grant to Mr. Bunting an option to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.00 per share. The options are exercisable as to one-third of the shares covered thereby on the first, second and third anniversaries of the date of grant.

     The Company has entered into a three-year employment agreement with Mr. Abramov, effective as of December 17, 1996, which provides for an annual base compensation of $66,000 and an annual bonus of $66,000.

Stock Option Plan

     In October 1996, the Company adopted the Company's Stock Option Plan (the "Plan"), as amended, pursuant to which 460,000 shares of Common Stock are currently reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) nonqualified options. ISOs may be granted under the Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     The Plan is intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, and is administered by the Board of Directors. The Board, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, and the time, manner and form of payment upon exercise of an option. Unless sooner terminated the Plan will expire in October 2006.

     ISOs granted under the Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000. Non-qualified options granted under the Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under the Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an Optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

     The Plan contains anti-dilution provisions authorizing appropriate adjustments in certain circumstances. Shares of Common Stock subject to Options which expire without being exercised or which are cancelled as a result of the cessation of employment are available for further grants. No shares of Common Stock of the Company may be issued to any optionee until the full option price has been paid. The Board may grant individual options under the Plan with more stringent provisions than those specified in the Plan:

     As of the date of this Annual Report, options to purchase an aggregate of 280,750 shares have been granted under the Plan. Of such options, Options to purchase 12,000, 50,000, 50,000 and 3,000 shares, respectively, have been granted to Messrs. Neman, Bunting, Broidy and Sharma at an exercise price of $5.00 per share ($5.50 in the case of Mr. Neman). In addition, on April 30, 1997, the Company granted to Mr. Snyder options to purchase 50,000 shares of Common Stock at an exercise price of $6.38 per share.

     The Company also granted options to purchase 65,000 shares outside of the Plan at an exercise price of $5.00 per share.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

                  The following table sets forth information as of May 15, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the Company's Chief Executive Officer, (iii) each of the Company's directors and (iv) all executive officers and directors as a group:

                                           Amount and Nature                 Percentage of
Name and Address                           of Beneficial                     Outstanding
of Beneficial Owner(1)                       Ownership(2)                    Shares Owned
----------------------                       ------------                    ------------

Ben Neman(3)..........................          1,892,438                      42.9%

James E. Bunting(4)...................              5,000                         .1

Elliott B. Broidy(5)...................            50,000                        1.1

Vinay Sharma(6).......................             --                             --

All executive officers and
directors as a group (five                                                     44.1%
persons)(7).............................        1,947,438

--------------

(1) The address for each of such individuals is in care of the Company, 6929 Hayvenhurst Avenue, Van Nuys, California 91406.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from May 15, 1997 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of May 15, 1997 have been exercised. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) The above table does not give effect to the exercise of options to purchase an aggregate of 217,000 shares of outstanding Common Stock granted by Mr. Neman to Mr.
       Abramov, an employee of the Company, which is exercisable as to one-third of the shares covered thereby commencing
       October 1997. Does not include options to purchase 12,000 shares of Common Stock.

(4)    Does not include options to purchase 50,000 shares of Common
       Stock.

(5)    Does not include options to purchase 50,000 shares of Common
       Stock.

(6)    Does not include options to purchase 3,000 shares of Common
       Stock.

(7) Does not include options to purchase an aggregate of 165,000 shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions.

     Between January 1, 1995 and June 30, 1996, the Company made aggregate non-interest bearing advances to Mr. Neman of $454,145. In December 1996, the Company repurchased 36,000 shares of Common Stock from Mr. Neman in consideration of the cancellation of $180,000 of such indebtedness, and Mr. Neman repaid the remaining balance of such indebtedness.

     Excess S corporation distributions for the year ended December 31, 1996 to Mr. Neman in the amount of $454,000 were repaid pursuant to an agreement dated May 15, 1997 by the delivery to the Company of 101,562 shares of the Company's Common Stock held by Mr. Neman for cancellation. The shares of Common Stock delivered by Mr. Neman were valued at the initial public offering price of the Company's Common Stock less underwriting discounts and commissions.

     Mr. Neman personally guaranteed up to $500,000 of the Company's indebtedness to CIT, which guarantee was released in April 1997.

     Cellular Specialists, a company controlled by Mr. Neman's brother, is a customer of the Company. For the year ended December 31, 1996, the Company sold approximately $423,000 of cellular products to Cellular Specialists on terms no less favorable to the Company than could be obtained from an unaffiliated third party. In December 1996, the Company granted options to purchase 35,000 shares of Common Stock at an exercise price of $5.00 per share to Mr. Neman's brother.

       Vinay Sharma, a director of the Company, is a partner with the law firm Sharma & Herron, one of the Company's attorneys. The Company paid such firm approximately $41,000 during the year ended December 31, 1996 for legal services rendered.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The Financial Statements are filed as a part of this report as pages F-1 through F-21 following the signature page.

(a)(2)            Financial Statement Schedules

                  Schedule II - Valuation and Qualifying accounts page
                  F-23

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)            Exhibits

Exhibit
Number                              Description
-------                             -----------

1.1    Form of Underwriting Agreement*

3.1    Certificate of Incorporation*

3.2 Certificate of Merger and Plan and Agreement of Merger, between Cellular Telecom Corporation, a California corporation, and the Registrant*

3.3    Bylaws*

4.1    Specimen form of Common Stock Certificate*

4.1    Form of Representative's Warrant Agreement*

4.2    Form of Representative's Warrant Agreement*

10.1   Form of 1996 Stock Option Plan of Registrant*

10.2   Form of Employment Agreement between the Registrant and Ben Neman*

10.3 Form of Employment Agreement between the Registrant and James E. Bunting*

10.4   Lease Agreement between the Registrant and
       California Cosmetics*

10.5   Credit Facility and Security Agreement, dated June
       19, 1996, by and between the Registrant and CIT
       Group/Credit Finance, Inc. and related documents*

11.1   Statement re: Computation of Earnings Per Share

27                Financial Data Schedule (for SEC only)
----------
*      Filed as an exhibit with the Company's Registration
       Statement on Form S-1 (No. 333-15447) and incorporated by reference thereto.

(b)    Reports on Form 8-K:

       No Reports on Form 8-K were filed for the three months ended December 31, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTELLICELL CORP.


Dated: May 22, 1997                        By:  /s/ Ben Neman
                                                --------------------------------
                                                          Ben Neman
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                        Title                                                 Date
             ---------                        -----                                                 ----

/s/ Ben Neman
-----------------------------------  Chief Executive Officer,                                  May 22, 1997
Ben Neman                            President and Chairman of the
                                     Board, (Principal Executive
                                     Officer)

/s/ James E. Bunting
-----------------------------------  Executive Vice President,                                 May 22, 1997
James E. Bunting                     Chief Operating Officer and
                                     Director

/s/ John C. Snyder II
-----------------------------------  Vice President and Chief                                  May 22, 1997
John C. Snyder II                    Financial Officer (Principal
                                     Financial and Accounting
                                     Officer)
                                                                                               May 22, 1997
/s/ Elliot B. Broidy                 Director
-----------------------------------
Elliott B. Broidy
                                                                                               May 22, 1997
/s/ Vinay Sharma                     Director
-----------------------------------
Vinay Sharma

                                Intellicell Corp.

                          Index to Financial Statements



Reports of Independent Certified Public Accountants                         F-2

Balance sheets as of December 31, 1995 and 1996                             F-4

Statements of operations for the years ended December 31, 1994,
     1995 and 1996                                                          F-6

Statements of changes in stockholders' equity (capital deficiency)
     for the years ended December 31, 1994, 1995 and 1996                   F-7

Statements of cash flows for the years ended December 31, 1994,
     1995 and 1996                                                          F-8

Notes to financial statements                                              F-10

Schedule II - Valuation and qualifying accounts                            F-22

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors and Stockholders
Intellicell Corp.
Van Nuys, California



     We have audited the accompanying balance sheet of Intellicell Corp. as of December 31, 1996 and the related statements of income, stockholders' equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellicell Corp. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly in all material respects, the information set forth therein.



                                                          BDO SEIDMAN, LLP


Los Angeles, California
May 15, 1997

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Intellicell Corp.
Van Nuys, California


     We have audited the accompanying balance sheet of Intellicell Corp. as at December 31, 1995 and the related statement of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Intellicell Corp. at December 31, 1995, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP

New York, New York
September 13, 1996

                                Intellicell Corp.

                                 Balance Sheets

                                                                      December 31,
                                                              -------------------------
                                                                  1995          1996
                                                              -----------   -----------
Assets

Current assets:
  Accounts receivable, net of allowance for doubtful
   accounts of $200,000 and $428,000                          $ 4,607,000   $ 6,287,000
  Due from officer                                                192,000          --
  Inventories, net of reserve of $32,000 and $442,000           3,315,000     6,437,000
  Loan receivable                                                 211,000          --
  Note receivable                                                    --         337,000
  Other receivables                                                  --         500,000
  Deposits for purchases of inventory                                --       1,443,000
  Deferred tax asset                                                 --         353,000
  Prepaid expenses and other current assets                        22,000       268,000
                                                              -----------   -----------

        Total current assets                                    8,347,000    15,625,000


Property and equipment, net of accumulated depreciation of
  $16,000 and $36,000                                              65,000       156,000
Goodwill, net of accumulated amortization of $0 and $13,000       100,000        87,000
Deferred financing costs, net of accumulated amortization
  of $58,000                                                         --         118,000
Other assets                                                       92,000        39,000
                                                              -----------   -----------

  Total assets                                                $ 8,604,000   $16,025,000
                                                              ===========   ===========

                 See accompanying notes to financial statements.

                                Intellicell Corp.

                                 Balance Sheets


                                                                          December 31,
                                                                  ----------------------------
                                                                      1995            1996
                                                                  ------------    ------------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank overdraft                                                  $     96,000    $  1,012,000
  Loans payable                                                      2,490,000            --
  Accounts payable                                                   5,975,000       5,994,000
  Accrued expenses                                                      29,000         187,000
                                                                  ------------    ------------

        Total current liabilities                                    8,590,000       7,193,000

Deferred tax liability                                                    --            23,000
                                                                  ------------    ------------
        Total liabilities                                            8,590,000       7,216,000
                                                                  ------------    ------------

Commitments and contingencies (Note 8)

Stockholders' equity
  Preferred stock - $.01 par value, 1,000,000 shares
   authorized and none issued                                             --              --
  Common stock - no par value, 2,030,000 shares authorized,
   2,030,000 shares issued and outstanding at December 31, 1995        100,000            --
  Common stock - $.01 par value, 15,000,000 shares
   authorized, 4,217,464 shares issued and outstanding at
   December 31, 1996                                                      --            42,000
  Additional paid-in capital                                              --         8,925,000
  Retained earnings                                                     94,000         296,000
  Due from officer                                                    (180,000)       (454,000)
                                                                  ------------    ------------

        Total stockholders' equity                                      14,000       8,809,000
                                                                  ------------    ------------

  Total liabilities and stockholders' equity                      $  8,604,000    $ 16,025,000
                                                                  ============    ============

                 See accompanying notes to financial statements.

                                Intellicell Corp.

                            Statements of Operations

                                                      Year Ended December 31,
                                           --------------------------------------------
                                               1994            1995            1996
                                           ------------    ------------    ------------

Net sales                                  $ 56,447,000    $ 69,850,000    $ 81,225,000

Cost of sales                                54,402,000      67,485,000      77,555,000
                                           ------------    ------------    ------------


Gross profit                                  2,045,000       2,365,000       3,670,000

Selling, general and administrative
  expenses                                    1,505,000       1,877,000       2,747,000
                                           ------------    ------------    ------------

Income from operations                          540,000         488,000         923,000

Other income (expenses):
  Interest (expense)                            (37,000)        (67,000)       (431,000)
  Other income (loss)                           (66,000)        (19,000)         39,000
                                           ------------    ------------    ------------

Income before income taxes                      437,000         402,000         531,000

Income tax benefit                                 --              --          (308,000)
                                           ------------    ------------    ------------

Net income - Historical                    $    437,000    $    402,000    $    839,000
                                           ============    ============    ============

Pro forma amounts (unaudited):

Income before income taxes                 $    437,000    $    402,000    $    531,000

Taxes on income                                 180,000         166,000         216,000
                                           ------------    ------------    ------------

Net income                                 $    257,000    $    236,000    $    315,000
                                           ------------    ------------    ------------

Earnings per share                                                                  .14

Weighted average number of common shares
  outstanding                                                                 2,386,022


                 See accompanying notes to financial statements.

                                Intellicell Corp.
       Statements of Changes in Stockholders' Equity (Capital Deficiency)
                  Years Ended December 31, 1994, 1995 and 1996


                                                                                              Retained
                                                      Common Stock            Additional      Earnings
                                                --------------------------     Paid-in      (Accumulated     Partners
                                                   Shares        Amount        Capital        Deficit)        Capital
                                                -----------    -----------    -----------    -----------    -----------

Balance at January 1, 1994                             --      $      --      $      --      $      --      $  (135,000)


Distributions to partners for the
  two months ended February 28, 1994                   --             --             --             --          (31,000)


Net income for the two months ended
  February 28, 1994                                    --             --             --             --           84,000
                                                -----------    -----------    -----------    -----------    -----------


Balance at February 28, 1994                           --             --             --             --          (82,000)


Transfer of partnership's net liabilities
  to the Company and issuance of common stock     2,030,000           --             --          (82,000)        82,000


Distributions to stockholders for the
  ten months ended December 31, 1994                   --             --             --         (413,000)          --


Net income for the ten months ended
  December 31, 1994                                    --             --             --          353,000           --
                                                -----------    -----------    -----------    -----------    -----------


Balance at December 31, 1994                      2,030,000           --             --         (142,000)          --


Distributions to stockholders                          --             --             --         (166,000)          --


Capital contribution                                   --          100,000           --             --             --


Net income for the year                                --             --             --          402,000           --


Advances to officer                                    --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------


Balance at December 31, 1995                      2,030,000        100,000           --           94,000           --


Net income for the period January 1, 1996
  to December 21, 1996                                 --             --             --          543,000           --


Withdrawal of undistributed S corporation
  earnings                                             --             --             --         (637,000)          --


Reorganization with $.01 par value
 common stock                                          --          (80,000)        80,000           --             --


Common stock issued as consideration
  for note payable                                  223,464          2,000        998,000           --             --


Common stock acquired from officer as
  settlement of balance due from officer
  and retirement of such shares                     (36,000)          --         (180,000)          --             --


Common issued pursuant to initial public
  offering (net of expenses)                      2,000,000         20,000      8,027,000           --             --


Net income for the period December 22, 1996
  to December 31, 1996                                 --             --             --          296,000           --
                                                -----------    -----------    -----------    -----------    -----------


Balance at December 31, 1996                      4,217,464    $    42,000    $ 8,925,000    $   296,000    $      --
                                                ===========    ===========    ===========    ===========    ===========

                                                    Due From
                                                     Officer          Total
                                                   -----------    -----------

Balance at January 1, 1994                         $      --      $  (135,000)


Distributions to partners for the
  two months ended February 28, 1994                      --          (31,000)


Net income for the two months ended
  February 28, 1994                                       --           84,000
                                                   -----------    -----------


Balance at February 28, 1994                              --          (82,000)


Transfer of partnership's net liabilities
  to the Company and issuance of common stock             --             --


Distributions to stockholders for the
  ten months ended December 31, 1994                      --         (413,000)


Net income for the ten months ended
  December 31, 1994                                       --          353,000
                                                   -----------    -----------


Balance at December 31, 1994                              --         (142,000)


Distributions to stockholders                             --         (166,000)


Capital contribution                                      --          100,000


Net income for the year                                   --          402,000


Advances to officer                                   (180,000)      (180,000)
                                                   -----------    -----------


Balance at December 31, 1995                          (180,000)        14,000


Net income for the period January 1, 1996
  to December 21, 1996                                    --          543,000


Withdrawal of undistributed S corporation
  earnings                                            (454,000)    (1,091,000)


Reorganization with $.01 par value
 common stock                                             --             --


Common stock issued as consideration
  for note payable                                        --        1,000,000


Common stock acquired from officer as
  settlement of balance due from officer
  and retirement of such shares                        180,000           --


Common Stock issued pursuant to initial public
  offering (net of expenses)                              --        8,047,000


Net income for the period December 22, 1996
  to December 31, 1996                                    --          296,000
                                                   -----------    -----------


Balance at December 31, 1996                       $  (454,000)   $ 8,809,000
                                                   ===========    ===========

                 See accompanying notes to financial statements.

                                Intellicell Corp.


                            Statements of Cash Flows

Increase (Decrease) in Cash                                                                    Year ended December 31,
                                                                              -----------------------------------------------------
                                                                                  1994                 1995                 1996
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
  Net income - historical                                                     $   437,000          $   402,000          $   839,000
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                 12,000                5,000               91,000
     Provision for doubtful accounts                                              297,000              305,000              380,000
     Provision for inventory reserves                                             209,000              123,000              410,000
     Change in net deferred tax (asset) liability                                    --                   --               (330,000)
     Acquisition of marketable securities                                        (927,000)                --                   --
     Proceeds from sale of marketable securities                                  801,000               57,000                 --
     Loss on marketable securities                                                 66,000               19,000                 --
     Changes in operating assets and liabilities:
      (Increase) in accounts receivable                                        (2,165,000)          (1,588,000)          (2,615,000)
      (Increase) in inventories                                                (2,530,000)             (78,000)          (3,532,000)
      (Increase) in deposits for purchases of inventory                              --                   --             (1,443,000)
      (Increase) in other receivable                                                 --                   --               (500,000)
      (Increase) decrease in prepaid expenses and
        other current assets                                                      (50,000)              29,000             (246,000)
      (Increase) decrease in other assets                                          (8,000)             (84,000)              53,000
      Increase in accounts payable and
        accrued expenses                                                        5,219,000            1,056,000              177,000
                                                                              -----------          -----------          -----------

Net cash provided by (used in) operating activities                             1,361,000              246,000           (6,716,000)
                                                                              -----------          -----------          -----------

Cash flows from investing activities:
  Purchases of property and equipment                                             (21,000)             (44,000)            (111,000)
  Advances to officer                                                             (48,000)            (324,000)                --
  Repayments of advances to officer                                                  --                   --                192,000
  Loans to employees and third parties                                               --               (211,000)                --
  Repayments of loans to employees and
   third parties                                                                     --                   --                211,000
  Repayments of notes receivable                                                     --                   --                218,000
                                                                              -----------          -----------          -----------

  Net cash provided by (used in) investing
   activities                                                                     (69,000)            (579,000)             510,000
                                                                              -----------          -----------          -----------

Cash flows from financing activities:
  Net proceeds from sale of common stock                                             --                   --              8,047,000
  Bank overdraft                                                                 (451,000)              96,000              916,000
  Proceeds from loans payable                                                     445,000              490,000                 --
  Payments on loans payable                                                      (484,000)            (445,000)          (1,490,000)
  Distributions to stockholders                                                  (444,000)            (166,000)          (1,091,000)
  Deferred financing costs                                                           --                   --               (176,000)
                                                                              -----------          -----------          -----------
  Net cash provided by (used in) financing activities                            (934,000)             (25,000)           6,206,000
                                                                              -----------          -----------          -----------

Net increase (decrease) in cash                                                   358,000             (358,000)                --

Cash - beginning of period                                                           --                358,000                 --

Cash - end of period                                                          $   358,000          $      --            $      --
                                                                              ===========          ===========          ===========

                 See accompanying notes to financial statements.

                                Intellicell Corp.

                            Statements of Cash Flows
                                   (Continued)


                                                                Year ended December 31,
                                                         ------------------------------------
                                                           1994          1995         1996
                                                         ----------   ----------   ----------
Supplemental disclosures of cash flow information:
  Cash paid for interest                                 $   37,000   $   67,000   $  431,000
  Cash paid for income taxes                                  9,000        5,000       19,500

Supplemental schedule of non-cash financing activities:
  Conversion of trade payable into loan payable                --      2,000,000         --
  Goodwill recorded in connection with shares
   purchased by officer                                        --        100,000         --
  Conversion of trade receivable into note receivable          --           --        555,000
  Common stock acquired from officer as settlement of
   balance due from officer and retirement of such
   shares                                                      --           --        180,000
  Issuance of common stock as consideration for note
   payable                                                     --           --      1,000,000
  Reorganization of common stock                               --           --         80,000
  Note receivable issued for excess distribution               --           --        454,000



                 See accompanying notes to financial statements.

                                Intellicell Corp.

                          Notes to Financial Statements


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Intellicell Corp. (the "Company") was incorporated in California during March 1994 under the name Cellular Telecom Corporation. The Company is successor to the wholesale distribution business of Cellular Telecom Partnership (the "Partnership"), a California general partnership organized in 1991 to engage in the retail and wholesale distribution of cellular products and accessories. In March 1994, the Partnership, in effect transferred all of the assets, subject to the liabilities (which exceeded the assets by $82,000), of its wholesale distribution business to the Company in exchange for which the partners of the Partnership received all of the outstanding shares of common stock of the Company. The ownership percentages of each owner in the Partnership and the Company before and immediately after this transaction were the same. As such, the Company accounted for this transaction as a combination of entities under common control similar to a pooling of interests. The Partnership, which had the same ownership as the Company, continued its retail operations through August 1996, at which time it was dissolved.

In October 1996, the Company effected a 10,150 for 1 stock split. The financial statements give retroactive effect to this transaction.

In connection with the Company's initial public offering in December 1996, the Company reorganized under the laws of the State of Delaware and changed its name to Intellicell Corp. The Company's authorized capital stock consists of 15,000,000 shares of common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value $.01 per share.

The Company has developed a customer base of more than 1,600 wholesalers, carriers, agents, dealers and retailers in both the domestic and international market place. The Company is engaged in the wholesale distribution of cellular products and accessories. International sales were $4,191,000 during the year ended December 31, 1996.

The financial statements for the year ended December 31, 1994 include the operations of the wholesale division of the Partnership through February 28, 1994. All applicable costs and expenses were allocated from the partnership based on the specific identification method, which in management's opinion reasonably matches all significant costs and expenses to the operations of the wholesale division of the Partnership.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Inventories

Inventories, consisting of cellular telephones and accessories, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Management has estimated an inventory reserve for obsolescence and net realizable value. The amounts the Company will ultimately realize could differ materially from the amounts estimated in arriving at the reserves.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the declining balance and straight-line methods over the estimated useful lives of the assets.

Promotional

Advertising costs are expensed as incurred.

Income Taxes

The Company elected to be treated as an S corporation under the Internal Revenue Code for the years ended December 31, 1994, 1995 and for the period January 1, 1996 through December 21, 1996. In lieu of corporate income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Upon completion of its initial public offering in December 1996, the Company terminated its election as an S corporation and became subject to both federal and state income taxes. Therefore, no provision or liability for federal or state income taxes has been included in the historical financial statements through the termination of the Company's status as an S corporation. See Note 9 for pro forma information regarding the income tax provision which would have been recorded if the company had been a taxable corporation, based on the tax laws in effect during those periods.

Earnings Per Share

Earnings per share was computed by dividing pro forma net income, by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options and warrants that are exercisable into common stock at less than market exercise prices. In addition, the weighted average number of shares outstanding reflects the number of shares sold in the Company's initial public offering in order to fund the $537,000 distribution to the Company's shareholder made at the time of the offering and the weighted average number of shares issuable upon conversion of convertible debt, using the treasury stock method.

The historical earnings per share data are not considered meaningful and therefore, are not presented.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while requiring no collateral. Customers that have not been extended credit by the Company are on a cash-on-delivery basis only.

The Company maintains substantially all of its cash in one commercial bank.

Fair Values of Financial Instruments

The carrying amounts of trade receivables, other current assets trade accounts payable, loans payable and accrued expenses approximate fair value because of the short maturity of those instruments.

Amortization of Intangible Assets

Deferred financing costs are being amortized on a straight-line basis over the two year term of the revolving credit facility.

Goodwill is being amortized on a straight-line basis over a ten year period.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in APB
25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

If SFAS 123 is not adopted related to stock-based employee compensation, SFAS 123 for footnote purposes requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No.
125) is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement requires restatement of all prior period earnings per share (EPS) data presented. The new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company has not determined the effect of adoption on its EPS computation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                                             December 31
                                                      --------------------------
                                                        1995              1996
                                                      --------          --------

Furniture and fixtures                                $ 20,000          $ 25,000
Computer equipment                                      53,000           138,000
Other equipment                                          8,000            15,000
Leasehold improvements                                    --              14,000
                                                      --------          --------
                                                        81,000           192,000
Accumulated depreciation                                16,000            36,000
                                                      --------          --------

Balance                                               $ 65,000          $156,000
                                                      ========          ========

Depreciation expense was $12,000, $5,000 and $20,000 for the years ended December 31, 1994, 1995 and 1996.

NOTE 4 - NOTE RECEIVABLE

In October 1996, the Company converted $555,000 of trade receivable from one of its major customers into a note receivable. The note, which is not collateralized, bears interest at a rate of 10% per annum and is due in five equal monthly payments of principal and interest of approximately $114,000 beginning in November 1996.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 5 - CREDIT FACILITY AND LOANS PAYABLE

Credit Facility

In June 1996, the Company entered into a revolving line of credit agreement with a finance company, which expires in June 1998 and provides for borrowings of up to a maximum of $7,500,000 based on a maximum of 82% of eligible accounts receivable and 50% of eligible inventory as defined in the agreement. Borrowings under the agreement bear interest at prime rate plus one and three-quarters percent (1.75%) per annum. At December 31, 1996 the Company was paying interest on advances at a rate of 10% per annum. The credit facility is collateralized by substantially all of the assets of the Company. The agreement prohibits the Company from paying dividends or incurring additional indebtedness except for trade indebtedness and requires the Company to maintain a tangible net worth of $4,500,000 and working capital of $1,500,000 subsequent to the closing of the initial public offering.

Loans Payable

There were no loans payable at December 31, 1996

Loans payable consist of the following at December 31, 1995:

Loan payable - supplier (a)                                    $ 2,000,000
Loan payable - other (b)                                           490,000
                                                                ----------

                                                               $ 2,490,000
                                                               ===========

(a) In December  1995,  the Company  converted  $2,000,000  of its trade payable balance to the largest supplier, which is also the second largest customer discussed in Note 8, into a loan payable bearing interest at a rate of approximately 9.1% per annum and repayable in twelve monthly payments of $175,000. In July 1996, the Company issued a $1,189,000 note payable in order to satisfy the then outstanding balance of the loan payable. $1,000,000 of the principal amount of the note payable automatically converted into 223,464 shares of common stock at $4.475 per share on the effective date of the initial public offering which represented 5.3% of the then outstanding common stock. Additionally, at December 31, 1995 and 1996 the Company owed approximately $2,009,000 and $943,000, in trade payables to the supplier.

(b) Loans payable - other consisted of unsecured loans payable bearing interest from 10% to 12% per annum, with principal payable on demand.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock

In March 1994, 100 shares (pre-stock split) of the Company's common stock were issued to each of its two stockholders, one of whom is the Company's President and Chief Executive Officer (the "President"). In August 1995, pursuant to a stockholders' agreement, the President purchased all of the shares owned by the other stockholder for an aggregate of $115,000 and agreed to assume all guarantees made to suppliers by the other stockholder on behalf of the Company. In connection therewith goodwill in the amount of $100,000 was recorded for the excess of the amount paid over the proportionate share of the net assets obtained by the President.

See Note 1 for details of the Company's stock split and reorganization.

In December 1996, the Company consummated its initial public offering of 2,000,000 shares of common stock at $5.00 per share, with net proceeds to the Company (after underwriting discounts commissions and offering expenses) of $8,047,000 ($9,347,000 including the exercise of the underwriter's over allotment option in January 1997).

On the effective date of the Company's initial public offering $1,000,000 of the principal amount of a note payable (see Note 5(a)) was automatically converted into 223,464 shares of common stock. Additionally, the Company acquired and retired 36,000 shares of common stock from the President as settlement of $180,000 due from such officers (see Note 7).

Stock Option Plan

In October, 1996 the Company adopted a stock option plan (the "1996 Plan"), pursuant to which as amended, options to purchase up to 460,000 shares of common stock may be granted as either incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or nonqualified stock options. ISOs may be granted under the 1996 Plan to employees and officers of the Company. Nonqualified stock options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. The 1996 Plan is administered by a committee of the Board of Directors which, within the limitations of the 1996 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options are intended to be ISOs, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the 1996 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant and will expire not more than ten years from the date of grant. On October 31, 1996, the Company granted options to purchase 268,750 shares of common stock at $5.00 per share to various parties under the 1996 Plan and 12,000 shares of common stock at $5.50 per share to the President.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)


Other Stock Options


In October 1995,  the  President  granted,  to an employee,  options to purchase
217,000 of his (split adjusted) shares of common stock at $1.00 per share. The options will vest as to one third in each of October 1997, 1998 and 1999. Management believes that the exercise price of these options reflects the fair value of the stock on the date of grant, and accordingly, no compensation has been recorded.

In addition, on October 31, 1996, the Company issued to other individuals options to purchase 65,000 shares of common stock at $5.00 per share.


Warrants

Pursuant to the revolving line of credit agreement, the Company issued to the finance company warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share. The warrants are exercisable after one year from the grant date and have an expiration date of December 2001.

In connection with the Company's initial public offering in December 1996, warrants to purchase 200,000 shares of common stock at an exercise price of $5.50 per share were sold to the underwriter of such offering, at nominal cost.

The Company applies APB Opinion 25 and related interpretations in accounting for its options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the measurement date, no compensation cost is recorded. Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would not be materially different.


A summary of the status of the Company's stock options and warrants as of December 31, 1996 and changes during the year then ended are presented below:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                             Shares        Price
--------------------------------------------------------------------------------

Outstanding, beginning of year                                   --           --
Granted                                                     345,750         5.02
Granted as a result of IPO                                  215,000         5.47
                                                            -------         ----
Outstanding, end of year                                    560,750         5.19
                                                            =======         ====
Options exercisable, end of year                                 --           --
                                                            =======         ====

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about fixed stock options outstanding at December 31, 1996, none of which are exercisable at such date:

                                                        Outstanding
                                           -------------------------------------
                                                          Weighted
                                                           Average      Exercise
Date of Grant                               Shares          Life           Price
--------------------------------------------------------------------------------

October 31, 1996                           194,250               3         $5.00
October 31, 1996                            12,000               3         $5.50
October 31, 1996                           139,500               1         $5.00
December 17, 1996                          200,000               5         $5.50
December 17, 1996                           15,000               5         $5.00
                                           -------         -------         -----


                                           560,750               3         $5.19
                                           =======         =======         =====


NOTE 7 - DUE FROM OFFICER

At the completion of its initial public offering the Company purchased from the President 36,000 shares of his common stock of the Company to retire $180,000 of his indebtedness to the Company. The shares were retired by the Company at the time they were acquired. The portion of the balance due from the officer which was settled through this stock purchase has been classified as a component of stockholders' equity at December 31, 1995. The portion classified as a current asset at December 31, 1995 reflects amounts which have been repaid to the Company. During 1996, the Company made excess S corporation distributions to the President, who then owned 100% of the Company's outstanding stock in the amount of $454,000. As a result, the Company reflected as "Due from officer" the amount of $454,000. On May 15, 1997, the President repaid this amount by the delivery of 101,562 shares of the Company's common stock held by him, to the Company for cancellation.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Operating Leases

The  Company   currently   leases  its  office  and  warehouse   facility  on  a
month-to-month basis. Rent expense for the years ended December 31, 1994, 1995 and 1996 was $82,000, $73,000 and $84,000.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 8 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

Employment Agreement and Officers' Salaries

During the years ended December 31, 1994, 1995 and 1996, officers' salaries, which principally represent salaries of the stockholders of the Company, aggregated $100,000, $150,000 and $107,000.

The Company has an employment agreement with the President which provides for a three-year term, minimum annual compensation of $72,000 and such bonus as the Board of Directors may from time to time determine.

The Company has an employment agreement with an officer for a three-year term which commenced on July 1, 1996 and provides for minimum annual compensation of $70,000 and such bonus as the Board of Directors may from time to time determine and the granting of options to purchase up to an aggregate of 50,000 shares of common stock at an exercise price $5.00 per share. The options are exercisable as to one-third of the shares covered thereby on the first, second and third anniversaries of the date on which they were granted.

The Company also has an employment agreement with an employee which commenced in December 1996 and provides for a three-year term and annual compensation of $132,000. This employee has options to purchase 217,000 shares of the President's common stock (see Note 6).

Major Customers

During the years ended December 31, 1994, 1995 and 1996, a single customer accounted for 32%, 25% and 16% of the Company's sales.

During the years ended December 31, 1995 and 1996, a second customer, which is also the largest supplier discussed below and the debt/equity holder discussed in Note 5(a), accounted for 10% and 17%, of the Company's sales.

Concentration of Suppliers

The Company is dependent on third-party equipment manufacturers and distributors for all of its supply of cellular telephones and accessories. One supplier, which is also the second largest customer discussed above and the debt/equity holder discussed in Note 5(a), accounted for 33%, 28% and 26% of the Company's purchases during the years ended December 31, 1994, 1995 and 1996. Although there are a limited number of suppliers, management believes other suppliers could provide sufficient quantities of products on favorable terms.

The Company obtains substantially all of its proprietary accessory products from manufacturers in Taiwan and is dependent on such manufacturers to provide sufficient quantities of products on favorable terms. Any change in suppliers may cause a delay in sales which would adversely affect operating results.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

Supplier/Customer Transactions

Due to the limited supply of merchandise and the nature of the competitive environment, the Company may purchase and sell inventory from/to the same supplier/customer. These types of same supplier/customer transactions are often at low gross profit margins. Such transactions are included in sales and amounted to approximately $5,300,000 for the year ended December 31, 1996.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

Litigation

In October 1996, an action was filed against the Company seeking a judgement to cancel the Company's trademark registration for the name "Intellicell". The action is in a preliminary stage and the Company is unable to determine the outcome of the action. Although the Company intends to vigorously defend this action, there can be no assurance that such action will be resolved in a manner favorable to the Company. The probability of an unfavorable outcome and range of possible loss, if any, cannot be determined.

NOTE 9 - PRO FORMA INCOME TAXES (BENEFIT) - UNAUDITED

As a result of the Company's S corporation status which terminated in December 1996, the financial statements do not include a provision for federal and state income taxes. As a result of the initial public offering the S corporation election was terminated and the Company became subject to federal and state income taxes. Accordingly, pro forma net income in the accompanying statements of operations includes pro forma adjustments for income taxes which would have been provided had the S corporation election not been in effect which are comprised of the following:

                                                Year ended December 31,
                                      -----------------------------------------
                                         1994            1995            1996
                                      ---------       ---------       ---------
Current:
  Federal                             $ 161,000       $ 164,000       $ 415,000
  State                                  49,000          50,000         113,000
                                      ---------       ---------       ---------

                                        210,000         214,000         528,000
                                      ---------       ---------       ---------


Deferred:
  Federal                             $ (25,000)      $ (41,000)      $(271,000)
  State                                  (5,000)         (7,000)        (41,000)
                                      ---------       ---------       ---------

                                        (30,000)        (48,000)       (312,000)
                                      ---------       ---------       ---------

Pro forma taxes on income             $ 180,000       $ 166,000       $ 216,000
                                      =========       =========       =========

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 9 - PRO FORMA INCOME TAXES (BENEFIT) (CONTINUED)

The differences between pro forma income taxes at the statutory federal income tax rate of 34% in 1994, 1995 and 1996 and pro forma income taxes reported are as follows:

                                                   Year ended December 31,
                                             ----------------------------------
                                                1994         1995        1996
                                             ---------    ---------   ---------

Income taxes at the federal statutory rate   $ 152,000    $ 139,000   $ 181,000
State income taxes, net of federal taxes        27,000       25,000      31,000
Effect of change in tax rates on reversal
  of prior years deferred items                 (2,000)        --          --
Nondeductible expenses                           3,000        2,000       4,000
                                             ---------    ---------   ---------

As per statements of operations              $ 180,000    $ 166,000   $ 216,000
                                             =========    =========   =========

Deferred income taxes are primarily the result of temporary differences between income tax and financial reporting resulting from certain expenses for financial reporting purposes that will be deductible for income tax purposes in future years.

As a result of the Company's change in tax status in December, 1996, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of which is an income tax benefit in the current period in the amount of $308,000 which includes the recognition of a net deferred tax asset of $330,00 and current year tax expense of $22,000. No valuation allowance has been established as it is more likely than not the deferred tax asset will be realized. The net deferred tax asset consists of the following amounts:

                                                             1996
                                                          ---------

Temporary differences resulting in future
  deductible amounts
   Inventory reserves                                     $ 177,000
   Accounts receivable allowance                            172,000
   Other                                                      4,000
                                                          ---------

Deferred tax asset                                          353,000

Temporary differences resulting in future
  taxable amounts                                           (23,000)
                                                          ---------
Net deferred tax asset                                    $ 330,000
                                                          =========

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 10 - RELATED PARTY TRANSACTIONS

The retail division of the Partnership described in Note 1 was a customer of the Company. For the years ended December 31, 1994 and 1995 the Company sold approximately $93,000 and $42,000 of cellular products to the Partnership at cost. The Company made no sales to the Partnership during the year ended December 31, 1996. In August 1996, the Partnership was dissolved and all amounts due from the Partnership were assumed by the President.

During the years ended December 31, 1994, 1995 and 1996, the Company sold approximately $134,000, $675,000 and $423,000 of cellular products to a company which is owned by the President's brother.

NOTE 11 - FOURTH QUARTER ADJUSTMENT

During the fourth quarter of 1996, the Company recorded an additional inventory reserve of $388,000, to reflect an adjustment for obsolescence and net realizable value.

NOTE 12 - SUBSEQUENT EVENT

In connection with the audit of the Company's financial statements for the year ended December 31, 1996, in fiscal 1997, the Company incurred non-recurring expenses of approximately $900,000, consisting primarily of professional fees, including the fees of its prior auditor, fees of special counsel and a special auditor retained by the Company's Audit Committee. Such fees will be expensed in the quarter ended March 31, 1997.

                                Intellicell Corp.


                 Schedule II - Valuation and Qualifying Accounts

                                                             Balance
                                                             at the        Charged       Charged to                       Balance at
                                                            Beginning      Cost and        Other                          the End of
Description                                                 of Period      Expenses       Accounts       Deductions       the Period
------------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1994:
  Allowance for doubtful accounts receivable                 $ 10,000       $297,000       $   --         $227,000(a)       $ 80,000
  Reserve for inventory obsolescence                           55,000        209,000           --          118,000(b)        146,000


For the year ended December 31, 1995:
  Allowance for doubtful accounts receivable                 $ 80,000       $305,000       $   --         $185,000(a)       $200,000
  Reserve for inventory obsolescence                          146,000        123,000           --          237,000(b)         32,000


For the year ended December 31, 1996:
  Allowance for doubtful accounts receivable                 $200,000       $380,000       $   --         $152,000(a)       $428,000
  Reserve for inventory obsolescence                           32,000        410,000           --             --             442,000


(a)  Accounts written off
(b)  Inventory written off

                   REPORT OF INDEPENDENT AUDITORS IN SCHEDULE

Board of Directors and Stockholders
Intellicell Corp.
Van Nuys, California

     The audits referred to in our report dated September 13, 1996 included
Schedule II for each of the years in the two-year period ended December 31, 1995.

     In our opinions, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.


Richard A. Eisner & Company, LLP

New York, New York
September 13, 1996