Form 10-Q
period 1997-03-31
INTELLICELL CORP
filed 1997-06-02
CIK 1025557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_________ to___________

                         Commission File Number 1-12571

                                INTELLICELL CORP.

DELAWARE                                                              95-4467726
(State of incorporation or organization)       (IRS Employer Identification No.)

6929 Hayvenhurst Ave., Van Nuys California                                 91406
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (818) 906-7777

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of May 30, 1997, there were 4,415,902 shares of the registrant's Common Stock oustanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Intellicell Corp.
                                 Balance Sheets

                                                           December 31,    March 31,
                                                              1996           1997
                                                         ----------------------------
                                                                          (Unaudited)
Assets
Current assets:
Accounts receivable, net of allowance for
     doubtful accounts of $428,000 and $447,000          $  6,287,000    $ 11,904,000
 Inventories, net of reserve of $442,000 and $483,000       6,437,000       7,025,000
 Note receivable                                              337,000          67,000
 Other receivables                                            500,000         729,000
 Deposits for purchase of inventory                         1,443,000       1,955,000
 Deferred tax asset                                           353,000         608,000
 Prepaid expenses and other current assets                    268,000         202,000
                                                         ----------------------------
     Total current assets                                  15,625,000      22,490,000
                                                         ----------------------------

Property and equipment, net of accumulated
     depreciation of $36,000 and $47,000                      156,000         196,000
Goodwill, net of accumulated amortization of $13,000
     and $15,000                                               87,000          85,000
Deferred financing costs, net of accumulated
     amortization of $58,000 and $87,000                      118,000          89,000
Other asset                                                    39,000          40,000
                                                         ----------------------------
     Total assets                                        $ 16,025,000    $ 22,900,000
                                                         ============================

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft                                           $  1,012,000    $  2,961,000
Revolving credit facility                                        --         2,185,000
Accounts payable                                            5,994,000       6,987,000
Accrued expenses                                              187,000         976,000
                                                         ----------------------------
     Total current liabilities                              7,193,000      13,109,000

Deferred tax liability                                         23,000          23,000
                                                         ----------------------------
     Total liabilities                                      7,216,000      13,132,000

Commitments and contingencies

Stockholders' equity
Preferred stock -$.01 par value, 1,000,000 shares
     authorized and none issued                                  --              --
Common stock -$.01 per value, 15,000,000 shares
     authorized, 4,217,464 and 4,517,464 shares issued
     and outstanding                                           42,000          45,000
Additional paid-in capital                                  8,925,000      10,263,000
Retained earnings (deficit)                                   296,000         (86,000)
Due from officer                                             (454,000)       (454,000)
                                                         ----------------------------
Total stockholders' equity                                  8,809,000       9,768,000
                                                         ----------------------------
Total liabilities and stockholders' equity               $ 16,025,000    $ 22,900,000
                                                         ============================

                See accompanying notes to financial statements.

                                Intellicell Corp,
                            Statements of Operations
                                   (Unaudited)


                                                For The 3 Months Ended March 31,
                                                --------------------------------
                                                      1996              1997
                                                --------------------------------

Net Sales                                          $ 22,288,000    $ 21,782,000

Cost of sales                                        21 336,000      20,490,000
                                                --------------------------------

Gross profit                                            952,000       1,292,000

Selling, general and administrative expenses            651,000         967,000

Non-recurring legal and auditing fees                      --           900,000
                                                --------------------------------

Income (loss) from operations                           301,000        (575,000)

Other income (expenses):
     Interest                                           (55,000)        (67,000)
     Other income                                         4,000           6,000
                                                --------------------------------
Income (loss) before income tax benefit                 250,000        (636,000)

Income tax benefit                                         --           254,000
                                                --------------------------------
Net income (loss)                                  $    250,000    $   (382,000)
                                                ================================

Pro forma amounts:
Income (loss) before income taxes                  $    250,000    $   (636,000)

Income tax (expense) benefit                           (100,000)        254,000
                                                --------------------------------
Net  income(loss)                                  $    150,000    $   (382,000)
                                                ================================
Earnings (loss) per share                          $       0.07    $      (0.O8)
                                                ================================

Weighted average number of common shares
     outstanding                                      2,195,810       4,507,464

                See accompanying notes to financial statements.

                                Intellicell Corp.
                            Statements of Cash Flows
                                   (Unaudited)

Increase (Decrease) in Cash                                                                       For the 3 Months Ended March 31,
                                                                                                  --------------------------------
                                                                                                    1996                    1997
                                                                                                  --------------------------------
Cash flows from operating activities:
Net Income (loss)                                                                              $   250,000              $  (382,000)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                                                   4,000                   42,000
     Provision for doubtful accounts                                                                72,000                   19,000
     Provision for inventory reserves                                                                8,000                   41,000
     Change in net deferred tax asset                                                                 --                   (255,000)
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                                        (1,344,000)              (5,636,000)
       (Increase) in inventory                                                                    (160,000)                (629,000)
       (Increase) in deposits for purchases of inventory                                              --                   (512,000)
       (Increase) in other receivables                                                                --                   (229,000)
       (Increase) decrease in prepaid expenses and
       other current assets                                                                       (157,000)                  66,000
       (Increase) in other assets                                                                     --                     (1,000)
       Increase in accounts payable and accrued expenses                                         2,169,000                1,782,000
                                                                                                 ----------------------------------
Net cash provided by (used in) operating activities                                                842,000               (5,694,000)
                                                                                                 ----------------------------------
Cash flows from investing activities:
     Loans to employees and third parties                                                          211,000                     --
     Repayments of note receivable                                                                    --                    270,000
     Advances to officers                                                                          137,000                     --
     Acquisition of fixed assets                                                                   (11,000)                 (51,000)
                                                                                                 ----------------------------------
Net cash provided by investing activities                                                          337,000                  219,000
                                                                                                 ----------------------------------
Cash flows from financing activities:
     Bank overdraft                                                                                (96,000)               1,949,000
     Deferred financing costs                                                                      (45,000)                    --
     Proceeds from line of credit, net                                                                --                  2,185,000
     Proceeds from sale of common stock                                                               --                  1,341,000
     Payments on loan payable                                                                     (648,000)                    --
                                                                                                 ----------------------------------
Net cash provided by (used in) financing activities                                               (789,000)               5,475,000
                                                                                                 ----------------------------------
Net increase in cash                                                                               390,000                     --
Cash - beginning of period                                                                            --                       --
                                                                                                 ----------------------------------
Cash - end of period                                                                           $   390,000              $      --
                                                                                                 ==================================
     Supplemental  Dislosures of Cash Flow Information
     Cash paid during the period for:
     Interest                                                                                  $    55,000              $    67,000
     Income  taxes                                                                                    --                     20,000


                See accompanying notes to financial statements.

                                INTELLICELL CORP.
                          Notes to Financial Statements
                                   (Unaudited)

Note 1. Company's Quarterly Report Under Form 10-Q

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions set forth in Securities and Exchange Commission ("SEC") regulations. In the opinion of Management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial statements of Intellicell Corp. for the periods presented. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2. Non-recurring Legal and Auditing Fees

     During 1997 and in connection with the audit of the Company's financial statements for the year ended December 31, 1996 (see, SEC Form 10-K, Item 9), the Company incurred non-recurring expenses of approximately $900,000 consisting primarily of professional fees, including the fees of its prior and current independent auditor, fees of special counsel and a special auditor retained by the Company's Audit Committee. Such fees were expensed in the quarter ended March 31, 1997.

Note 3. Contingent Liabilities

     In October 1996, an action was filed against the Company seeking a judgment to cancel the Company's trademark registration for the name "Intellicell". The action is in a preliminary stage and the Company is unable to determine the outcome of the action. Although the Company intends to vigorously defend this action, there can be no assurance that such action will be resolved in a manner favorable to the Company. The probability of an unfavorable outcome and range of possible loss, if any cannot be determined.

Note 4.  Common Stock

     In December 1996, the Company consummated an initial public offering of 2,000,000 shares of Common Stock and received proceeds of $8,047,000 (net of underwriting discounts and commissions and expenses of the offering). In January 1997, the managing underwriter exercised an overallotment option to purchase an additional 300,000 shares, resulting in net proceeds of $ 1,341,000.

     In December 1996, $1,000,000 principal amount of a note payable was converted into 223,464 shares of Common Stock. In addition, the Company repurchased 36,000 shares of Common Stock from the Company's President in cancellation of $180,000 due from such officer. In May 1997, the President repaid excess S corporation distributions in the amount of $454,000 by delivering 101,562 shares of Common Stock to the Company for cancellation. As a result, the Company reflected as "Due from officer" the amount of $454,000 at both December 31, 1996 and March 31, 1997.

Note 5. Pro forma Income Taxes (Benefit)-Unaudited

     As a result of the Company's S corporation status which terminated in December 1996, the financial statements do not include a provision for federal and state income taxes for the period ended March 31, 1996. As a result of the initial public offering the S corporation election was terminated and the Company became subject to federal and state income taxes. Accordingly, pro forma net income in the accompanying statements of operations includes pro forma adjustments for income taxes which would have been provided had the S corporation election not been in effect.


Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: The statements which are not historical facts are forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discovered in any forward looking statement.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     Changes in Financial Condition

     The Company's financial condition remained relatively consistent with past quarters. Total assets at March 31, 1997, increased by $6,875,000 from December 31, 1996, representing a 42.9% increase. Net assets (assets less liabilities) of the Company increased by $959,000 or 10.9% from December 31, 1996, reflecting the net effect of the issuance of additional shares of the Company's capital stock amounting to $1,341,000, offset by a net loss for the first quarter of 1997.

     At March 31, 1997, the Company's working capital was $949,000 greater than at December 31, 1996, as discussed in "Liquidity and Capital Resources" below.

     The largest increase in assets was $5,617,000, or 89.3%, in accounts receivable from December 31, 1996 to March 31, 1997. The increase in accounts receivable was primarily the result of a relatively large increase in sales activity occurring late in the quarter. At March 31, 1997, the Company's allowance for doubtful accounts receivable was $447,000. The Company believes the allowance is currently adequate for the size and nature of its accounts receivable. Delays in the collection or the uncollectibility of accounts receivable could have an adverse effect on the Company's liquidity and working capital position. The Company is subject to credit risks, particularly in foreign markets, which could require the Company to increase its allowance for doubtful accounts. The Company attempts to minimize losses on credit sales by closely monitoring its customers' creditworthiness. The Company seeks to obtain letters of credit or similar security in connection with open account sales to customers located in foreign markets.

     Inventory and deposits for purchases of inventory increased by $1,100,000 or 14.0% from December 31, 1996 to March 31, 1997. At March 31, 1997, the Company's inventory reserve was $483,000, which the Company believes is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. The amounts the Company will ultimately realize could, however, differ materially from the amounts estimated in arriving at inventory reserves.

     At December 31, 1996 and March 31, 1997, the Company had recorded a deferred income tax asset of $353,000 and $608,000 with no valuation allowance. A deferred tax asset for the net operating loss incurred for the three months ended March 31, 1997 in the amount of $254,000 was recorded in the current period. The Company believes it is more likely than not that the deferred tax asset will be realized.

     Total liabilities increased by $5,916,000 or 82.0% from December 31, 1996 to March 31, 1997, consistent with the increased level of operations. Bank overdraft increased by $1,949,000, borrowings under the revolving credit facility increased by $2,185,000 and accounts payable increased by $993,000 from December 31, 1996 to March 31, 1997. These increases are in line with the increase in inventories and deposits for purchases of inventories. Accrued expenses increased by $789,000 from December 31, 1996 to March 31, 1997 and is primarily the result of accruing non-recurring legal and auditing, fees incurred in 1997, associated with the independent audit of the financial statements for fiscal year ended December 31, 1996.

     Comparison of Operations

     Net sales for the three months ended March 31, 1997 decreased $506,000, or 2.3%, from the prior comparable quarter. Such decrease was the result of both volume and price decreases.

     Gross profit increased by $340,000 or 35.7%, from the first quarter of 1996 to the first quarter of 1997 and increased as a percentage of net sales from 4.3% to 5.9% during these periods. Such increase was primarily due to increased volume discounts earned from manufacturers in the first quarter of 1997.

     Selling, general and administrative expenses increased by $316,000, or 48.5%, from the quarter ended March 31, 1996 to the quarter ended March 31, 1997. As a percentage of sales, selling, general and administrative expenses were 2.9% and 4.4% for the quarters ended March 31, 1996 and March 31, 1997, respectively. This increase was primarily attributable to the Company's anticipated expanded level of operations and was evidenced in generally all expense classifications.

     During the three months ended March 31, 1997, the Company incurred non-recurring legal and auditing fees relating to the Company's change in auditors of $900,000, including the fees of its current and prior independent auditor, fees of special counsel and a special auditor retained by the Company's Audit Committee of the Board of Directors. These expenses were non-recurring in nature.

     The Company incurred a loss from operations of $575,000 for the three months ended March 31, 1997 as compared to income from operations of $301,000 for the three months ended March 31, 1996. The Company incurred a net loss of $382,000 for the three months ended March 31, 1997 as compared to pro forma net income of $150,000 for the three months ended March 31, 1996. The loss from operations and net loss for the three months ended March 31, 1997, are primarily attributable to the non-recurring legal and auditing fees described above.

     Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. The Company has historically satisfied its working capital requirements principally through cash flow from operations, the issuance of equity securities and borrowings. At March 31, 1997, the Company had working capital of $9,381,000 compared to working capital of $8,432,000 at December 31, 1996.

     Net cash used in operating activities was $5,694,000 for the quarter ended March 31, 1997, as compared to net cash provided by operating activities of $842,000 for the three months ended March 31, 1996. The increase in cash used was primarily attributable to the net loss and increased levels of accounts receivable with such increase primarily the result of sales in March 1997. Net cash provided by investing activities was $219,000 for the first quarter of 1997, primarily related to the repayment of a note receivable, as compared to $337,000 for the first quarter of 1996. Net cash provided by financing activities was $5,475,000 for the first quarter of 1997, as compared to net cash used in financing activities of $789,000 for the first quarter of 1996. This increase was primarily attributable to the proceeds from the exercise of an over-allotment option of $1,341,000, a bank overdraft position of $1,949,000 and the proceeds from the Company's line of credit in the amount of $2,185,000.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     In October 1996, an action was filed against the Company seeking a judgment to cancel the Company's trademark registration for the name "Intellicell". The action is in a preliminary stage and the Company is unable to determine the outcome of the action. Although the Company intends to vigorously defend this action, there can be no assurance that such action will be resolved in a manner favorable to the Company.

Item 6.  Exhibits and Reports on Form 8-K.

     a) Exhibit 11 Computations of Earnings Per Share

     b) Exhibit 27 Financial Data Schedule

     c) No Reports on Form 8-K were filed during the three months ended March 31, 1997.

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Intellicell Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Intellicell Corp.


By /s/John C. Snyder II                    Dated: June 2, 1997
   ------------------------------
John C. Snyder II
Chief Financial Officer
and Duly Authorized Officer