Form 10-Q
period 1997-06-30
INTELLICELL CORP
filed 1997-08-11
CIK 1025557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1997

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

As of July 31, 1997, there were 4,415,902 shares of the registrant's Common Stock outstanding.

PART I- FINANCIAL INFORMATION

 Item 1. Financial Statements

                                Intellicell Corp.
                                 Balance Sheets

                                                        December 31,      June 30,
                                                           1996             1997
                                                       ----------------------------
                                                                        (Unaudited)
Assets
Current assets;
Accounts receivable, net of allowance for
  doubtful accounts of $428,000 and $491,000           $  6,287,000    $ 10,430,000
Inventories, net of reserve of $442,000 and $483,000      6,437,000       5,087,000
Notes receivable                                            337,000         490,000
Other receivables                                           500,000       3,740,000
Deposits for purchases of inventory                       1,443,000          15,000
Deferred tax asset                                          353,000         644,000
Prepaid expenses and other current assets                   268,000         341,000
                                                       ----------------------------
  Total current assets                                   15,625,000      20,747,000
                                                       ----------------------------
Property and equipment, net of accumulated
  depreciation of $36,000 and $60,000                       156,000         188,000
Goodwill, net of accumulated amortization of $13,000
 and $18,000                                                 87,000          82,000
Deferred financing costs, net of accumulated
  amortization of $58,000 and $116,000                      118,000          60,000
Other asset                                                  39,000          44,000
                                                       ----------------------------
  Total assets                                         $ 16,025,000    $ 21,121,000
                                                       ============================
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft                                         $  1,012,000    $     50,000
Revolving credit facility                                      --         3,010,000
Accounts payable                                          5,994,000       8,212,000
Accrued expenses                                            187,000          99,000
                                                       ----------------------------
  Total current liabilities                               7,193,000      11,371,000

Deferred tax liability                                       23,000          31,000
                                                       ----------------------------
  Total liabilities                                       7,216,000      11,402,000

Commitments and contingencies

Stockholders' equity
Preferred stock -$.01 par value, 1,000,000 shares
  authorized and none issued
Common stock - $.01 per value, 15,000,000 shares
  authorized, 4,217,464 and 4,415,902 shares issued
  and outstanding                                            42,000          44,000
Additional paid-in capital                                8,925,000       9,809,000
Retained earnings (deficit)                                 296,000        (134,000)
Due from officer                                           (454,000)           --
                                                       ----------------------------
  Total stockholders' equity                              8,809,000       9,719,000
                                                       ----------------------------
  Total liabilities and stockholders' equity           $ 16,025,000    $ 21,121,000
                                                       ============================

See accompanying notes to financial statements.

                                Intellicell Corp.
                            Statements of Operations
                                   (Unaudited)

                                                           For The 6 Months Ended
                                                                 June 30,
                                                       ----------------------------
                                                            1996            1997
                                                       ----------------------------
Net Sales                                              $ 42,470,000    $ 40,993,000

Cost of sales                                            40,595,000      38,521,000
                                                       ----------------------------

Gross profit                                              1,875,000       2,472,000

Selling, general and administrative expenses              1,171,000       1,993,000

Non-recurring legal and auditing fees                                     1,024,000
                                                       ----------------------------
Income (loss) from operations                               704,000        (545,000)

Other income (expenses)
    Interest                                                (90,000)       (180,000)
    Other income                                              3,000          13,000
                                                       ----------------------------

Income (loss) before income tax benefit                     617,000        (712,000)

Income tax benefit                                             --           282,000
                                                       ----------------------------
Net income (loss)                                      $    617,000    $   (430,000)
                                                       ============================
Pro forma amounts:
Income (loss) before income taxes                      $    617,000    $   (712,000)

Income tax (expense) benefit                               (249,000)        282,000
                                                       ----------------------------
Net income (loss)                                      $    368,000    $   (430,000)
                                                       ============================

Earnings (loss) per share                              $       0.17    $      (0.10)
                                                       ============================

Weighted average number of common shares outstanding      2,195,810       4,486,680

See accompanying notes to financial statements.

                                Intellicell Corp.
                            Statements of Operations
                                   (Unaudited)


                                                          For The 3 Months Ended
                                                                 June 30,
                                                       ----------------------------
                                                            1996            1997
                                                       ----------------------------
Net Sales                                              $ 20,182,000    $ 19,211,000

Cost of sales                                            19,259,000      18,031,000
                                                       ----------------------------
Gross profit                                                923,000       1,180,000

Selling, general and administrative expenses                520,000       1,026,000

Non-recurring legal and accounting fees                                     124,000
                                                       ----------------------------
Income from operations                                      403,000          30,000

Other income (expenses):
    Interest                                                (35,000)       (113,000)
    Other income                                             (1,000)          7,000
                                                       ----------------------------
Income (loss) before income tax benefit                     367,000         (76,000)

Income tax benefit                                            --            28,000
                                                       ----------------------------

Net income (loss)                                      $    367,000    $    (48,000)
                                                       ============================

Pro forma amounts:
Income (loss) before income taxes                      $    367,000    $    (76,000)

Income tax(expense) benefit                                (149,000)         28,000
                                                       ----------------------------
Net income (loss)                                      $    218,000    $    (48,000)
                                                       ============================

Earnings (loss) per share                              $       0.10    $      (0.01)
                                                       ============================

Weighted average number of common shares outstanding      2,195,810       4,466,125

See accompanying notes to financial statements.

                                Intellicell Carp
                            Statements of Cash Flows
                                   (Unaudited)

Increase (Decrease) in Cash                                For the 6 Months Ended
                                                                 June 30,
                                                         --------------------------
                                                             1996           1997
                                                         --------------------------
Cash flows from operating activities:
Net Income (loss)                                        $   617,000    $  (430,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                             16,000         87,000
    Provision for doubtful accounts                          161,000         63,000
    Provision for inventory reserves                           2,000         41,000
    Change in net deferred tax asset                            --         (283,000)
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                   (3,077,000)    (4,206,000)
      (Increase) decrease in inventory                    (2,309,000)     1,309,000
      Decrease in deposits for purchases of inventory           --        1,428,000
      (Increase) in other receivables                           --       (3,240,000)
      (Increase) in prepaid expenses and
      other current assets                                   (76,000)       (73,000)
      (Increase) in other assets                             (14,000)        (5,000)
      Increase in accounts payable and
      accrued expenses                                     2,734,000      2,129,000
                                                         --------------------------
Net cash used in operating activities                     (1,946,000)    (3,180,000)
                                                         --------------------------

Cash flows from investing activities
    Loans to employees and third parties                     174,000           --
    Repayments (increase) of note receivable                 211,000       (153,000)
    Acquisition of fixed assets                              (13,000)       (56,000)
                                                         --------------------------
Net cash provided by investing activities                    372,000       (209,000)
                                                         --------------------------

Cash flows from financing activities:
    (Decrease) in Bank overdraft                             (96,000)      (962,000)
    Deferred financing costs                                (176,000)          --
    Deferred registration costs                             (180,000)          --
    Proceeds from line of credit, net                      4,145,000      3,010,000
    Proceeds from the sale of common stock                      --        1,341,000
    Payments on loan payable                              (1,301,000)          --
                                                         --------------------------
Net cash provided by financing activities                  2,392,000      3,389,000
                                                         --------------------------

Net increase in cash                                     $   818,000           --
Cash - beginning of period                                      --             --
                                                         --------------------------
Cash - end of period                                     $   818,000           --
                                                         ==========================

Supplemental Dislosures of Cash Flow Information
    Cash paid during the period for:
    Interest                                             $    90,000    $   180,000
    Income taxes                                                        $   222,000
    Non-cash financing activities:
    Common stock reacquired from officer as settlement
    of balance due from officer and retirement of such
    shares                                                              $   454,000

                See accompanying notes to financial statements.

                                INTELLICELL CORP.
                          Notes to Financial Statements
                                   (Unaudited)

Note 1. Company's Quarterly Report Under Form 10-Q

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions set forth in the Securities and Exchange Commission's ("SEC") regulations. In the opinion of Management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial statements of Intellicell Corp. for the periods presented. The accompanying financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Footnote disclosures that substantially duplicate those in the Company's Annual Audited Report on Form 10-K, including significant accounting policies, have been omitted. The results of operations for the six months and three months ended June 30, 1996, and June 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2. Non-recurring Legal and Auditing Fees

     During 1997 and in connection with the audit of the Company's financial statements for the year ended December 31, 1996, (see, SEC Form 10-K, Item 9), the Company incurred non-recurring expenses of $1,024,000 consisting primarily of professional fees, including the fees of its prior and current independent auditor, fees of special counsel and a special auditor retained by the Company's Audit Committee. Such fees were estimated to be $900,000 and expensed in the quarter ended March 31, 1997. The additional $124,000 was expensed in the quarter ended June 30, 1997.

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

Note 4.  Common Stock

     In December 1996, the Company consummated an initial public offering of 2,000,000 shares of Common Stock and received proceeds of $8,047,000 (net of underwriting discounts and commissions and expenses of the offering). In January 1997, the managing underwriter exercised an over-allotment option (the "Over-allotment Option") to purchase an additional 300,000 shares, resulting in net proceeds of $1,341,000.

     In December 1996, $1,000,000 principal amount of a note payable was converted into 223,464 shares of Common Stock. In addition, the Company repurchased 36,000 shares of Common Stock from the Company's President in cancellation of $180,000 due from such officer. In May 1997, the President repaid excess S corporation distributions in the amount of $454,000 by delivering 101,562 shares of Common Stock to the Company for cancellation (the "Stock Cancellation"). The Company reflected the $454,000 as a "Due from officer" at December 31, 1996.

Note 5. Pro forma Income Taxes (Benefit)-Unaudited

     As a result of the Company's S corporation status which terminated in December 1996, the financial statements do not include a provision for federal and state income taxes for the period ended June 30, 1996. As a result of the initial public offering the S corporation election was terminated and the Company became subject to federal and state income taxes. Accordingly, pro forma net income in the accompanying statements of operations includes pro forma adjustments for income taxes which would have been provided had the S corporation election not been in effect.

Note  6. Credit Facility

     In June 1996, the Company entered into a revolving line of credit agreement with a finance company, which expires in June 1998 and provides for borrowings of up to a maximum of $7,500,000 based on a maximum of 82% of eligible accounts receivable and 50% of eligible inventory as defined in the agreement. Borrowings under the agreement bear interest at prime rate plus one and three-quarters percent (1.75%) per annum. At December 31, 1996 and June 30, 1997 the Company was paying interest on advances at a rate of 10% and 10.25%, respectively. The credit facility is collateralized by substantially all of the assets of the Company. The agreement prohibits the Company from paying dividends or incurring additional indebtedness except for trade indebtedness and requires the Company to maintain a tangible net worth of $4,500,000 and working capital of $1,500,000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report, which are not historical facts, are forward looking statements that involve risks and uncertainties including but not limited to, possible delays in the Company's expansion efforts, changes in wireless communications markets and technologies, the nature of possible supplier or customer arrangements which may become available to the Company in the future, possible technological obsolescence, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement.

     Changes in Financial Condition

     Total assets at June 30, 1997 increased by $5,096,000 from December 31, 1996, primarily as a result of a $4,143,000 or 65.9% increase in accounts receivable. Such increase was the result of a relatively large increase in sales activity occurring in June and the extension of credit terms to customers. The Company's allowance for doubtful accounts receivable was $491,000 at June 30, 1997. The Company believes the allowance is currently adequate for the size and nature of its accounts receivable. Delays in the collection or the uncollectibility of accounts receivable could have an adverse effect on the Company's liquidity and working capital position. The Company is subject to credit risks, particularly in foreign markets, which could require the Company to increase its allowance for doubtful accounts. The Company attempts to minimize losses on credit sales by closely monitoring its customers' creditworthiness. The Company seeks to obtain letters of credit or similar security in connection with open account sales to customers located in foreign markets.

     Net assets (assets less liabilities) of the Company increased by $910,000 or 10.3% from December 31, 1996, reflecting the issuance of additional shares of the common stock pursuant to the exercise of the

Over-allotment Option, offset by the Stock Cancellation and the net loss for the six months ended June 30, 1997.

     Inventory and deposits for purchases of inventory decreased by $2,778,000 or 35.3% from December 31, 1996 to June 30, 1997. Other receivables increased by $3,240,000 from December 31, 1996 to June 30, 1997. The decrease in inventory and deposits for purchases of inventory and the increase in other receivables were primarily the result of the return of product to Sony Wireless Telecom Communications Company (Sony) in June 1997. In June 1997, Sony announced that it was entering into an exclusive distributor arrangement in the western United States, and in accordance with its terms, terminated its distributorship agreement with the Company. This resulted in the Company returning its inventory of Sony product thereby reducing inventory and creating a receivable from Sony in the amount of $2,149,000 which was subsequently paid in July 1997. Management believes that the Company's arrangements with its existing suppliers are adequate to provide sufficient quantities of competitive product on favorable terms.

     The Company's inventory reserve was $483,000 at June 30, 1997, which the Company believes is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. The amounts the Company will ultimately realize could, however, differ materially from the amounts estimated in arriving at inventory reserves.

     At December 31, 1996 and June 30, 1997, the Company had recorded a deferred income tax asset of $353,000 and $644,000 with no valuation allowance. A deferred tax asset for the net operating loss incurred for the six months ended June 30, 1997 in the amount of $250,000 was recorded. The Company believes it is more likely than not that the deferred tax asset will be realized.

     Total liabilities increased by $4,186,000 or 58.0% from December 31, 1996 to June 30, 1997, consistent with the increased level of operations. Bank overdraft decreased by $962,000, borrowings under the revolving credit facility increased by $3,010,000 and accounts payable increased by $2,218,000 from December 31, 1996 to June 30, 1997. Management believes this is consistent with the increase in accounts receivable for the same period.

     Comparison of Operations

     Net sales for the six months and three months ended June 30, 1997 decreased $1,477,000, or 3.5%, and $971,000 or 4.8%, respectively. Such decrease were the result of both volume and price decreases.

     Gross profit increased by $597,000 or 31.8%, and $257,000 or 27.8% for the six and three months ended June 30, 1997, from the prior comparable periods. These increases were primarily due to increased volume discounts earned from manufacturers.

     Selling, general and administrative expenses increased by $822,000, or 70.2%, from the six months ended June 30, 1996 to the six months ended June 30, 1997. As a percentage of sales, selling, general and administrative expenses were 2.8% and 4.9% for the six months periods ended June 30, 1996 and June 30, 1997, respectively. For the three months ended June 30, 1997, such expenses increased by $506,000 or 97.3% over the comparable period of the prior year. The above mentioned increase in expense is primarily associated with an increase in sales staff, and promotional and advertising expenses.

     During the six months ended June 30, 1997, the Company incurred non-recurring legal and auditing fees relating to the Company's change in auditors of $1,024,000, including the fees of its current and prior independent auditor, fees of special counsel and a special auditor retained by the Company's Audit Committee of the Board of Directors. The Company, based on estimates, had expensed $900,000 of such expenses in the first quarter of 1997 and subsequently expensed the additional $124,000 through June 30, 1997.

     The Company incurred a loss from operations of $545,000 for the six months ended June 30, 1997, as compared to income from operations of $704,000 for the six months ended June 30, 1996. For the quarters ended June 30, 1997 and 1996 the Company had income from operations of $30,000 and $403,000, respectively. The Company incurred a net loss of $430,000 for the six months ended June 30, 1997 as compared to pro forma net income of $368,000 for the six months ended June 30, 1996. For the quarters ended June 30, 1997 and 1996 the Company had a net loss of $48,000 and a pro-forma net income of $218,000, respectively. The loss from operations for the six months ended June 30, 1997, and net loss for the six and three months ended June 30, 1997, are primarily attributable to the non-recurring legal and auditing fees described above and increased interest expense on borrowings under its credit line.

     Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. The Company has historically satisfied its working capital requirements principally through cash flow from operations, the issuance of equity securities and borrowings. Working capital at June 30, 1997 was $9,376,000 compared to working capital of $8,432,000 at December 31, 1996.

     Net cash used in operating activities was $3,180,000 and $1,946,000 for the six months ended June 30, 1997, and 1996, respectively. The increase in cash used was primarily attributable to the net loss for the period, and increased levels of accounts receivable.

     Net cash used in investing activities for the six months ended June 30, 1997 was $209,000 as compared to a net cash provided of $372,000 for the six months ended June 30, 1996. The net cash used was primarily the result of increased notes receivable.

     Net cash provided by financing activities was $3,389,000 and $2,392,000 for the six months ended June 30, 1997 and 1996, respectively. This increase was attributable to the net of proceeds from the exercise of the Over-allotment Option of $1,341,000.

     Under the Company's credit agreement the Company is prohibited from paying dividends or incurring additional indebtedness except for trade indebtedness and requires the Company to maintain a tangible net worth of not less than $4,500,000 and working capital of not less than $1,500,000. The Company is in compliance with all restrictive covenants at June 30, 1997.

     At June 30, 1997 the Company had no cash or cash equivalents.

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

Item 2.   Change In Securities

     On April 30, 1997, the Company granted to John C. Snyder II, its Chief Financial Officer, options to purchase 50,000 shares of common stock at an exercise price of $6.625 per share.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

                  Exhibit 11        Computations of Earnings Per Share
                  Exhibit 27         Financial Data Schedule

         (b)   Reports on Form 8-K

               Report on Form 8-K dated April 15, 1997. (Item 304 Change in Registrant's Certifying Accountant).

               Report on Form 8-K/A dated April 21, 1997. (Item 304 Change in Registrant's Certifying Accountant).

               Report on Form 8-K dated April 27, 1997. (Item 304 Change in Registrant's Certifying Accountant).

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Intellicell Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Intellicell Corp.


By: /s/John C. Snyder II                    Dated: August 11, 1997
------------------------------------
John C. Snyder II
Chief Financial Officer