Form 10-Q
period 1997-09-30
INTELLICELL CORP
filed 1997-11-19
CIK 1025557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes _X_      No___

As of October 31, 1997, there were 4,415,902 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                Intellicell Corp.
                                 Balance Sheets
                                                                December 31,            September 30,
                                                                   1996                     1997
                                                              ---------------------------------------
                                                                                         (Unaudited)
Assets
Current assets:
Accounts receivable, net of allowance for
  doubtful accounts of $428,000 and $1,020,000                 $  6,287,000              $  9,257,000
Inventories, net of reserve of $442,000 and $300,000              6,437,000                 5,972,000
Notes receivable, net of allowance for doubtful
  note of $0 and $662,000                                           337,000                   827,000
Other receivables                                                   500,000                   672,000
Deposits for purchases of inventory                               1,443,000                 1,220,000
Deferred tax asset                                                  353,000                   305,000
Prepaid expenses and other current assets                           268,000                   374,000
                                                              ---------------------------------------
   Total current assets                                          15,625,000                18,627,000
                                                              ---------------------------------------

Property and equipment, net of accumulated
  depreciation of $36,000 and $74,000                               156,000                   205,000
Goodwill, net of accumulated amortization of $13,000
  and $21,000                                                        87,000                    79,000
Deferred financing costs, net of accumulated
   amortization of $58,000 and $140,000                             118,000                    73,000
Deferred acquistion costs                                                --                   151,000
Other asset                                                          39,000                    48,000
                                                              ---------------------------------------
   Total assets                                                $ 16,025,000              $ 19,183,000
                                                              =======================================

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft                                                 $  1,012,000              $  1,397,000
Revolving credit facility                                                --                 3,275,000
Accounts payable                                                  5,994,000                 6,607,000
Accrued expenses                                                    187,000                   218,000
                                                              ---------------------------------------
   Total current liabilities                                      7,193,000                11,497,000

Deferred tax liability                                               23,000                      --
                                                              ---------------------------------------
    Total liabilities                                             7,216,000                11,497,000

Commitments and contingencies

Stockholders' equity
Preferred stock -$.01 par value, 1,000,000 shares
  authorized and none issued
Common stock - $.01 par value, 15,000,000 shares
  authorized, 4,217,464 and 4,415,902 shares issued
  and outstanding                                                    42,000                    44,000
Additional paid-in capital                                        8,925,000                 9,809,000
Retained earnings (deficit)                                         296,000                (2,167,000)
Due from officer                                                   (454,000)                     --
                                                              ---------------------------------------
   Total stockholders' equity                                     8,809,000                 7,686,000
                                                              ---------------------------------------

   Total liabilities and stockholders' equity                  $ 16,025,000              $ 19,183,000
                                                              =======================================

                See accompanying notes to financial statements.

                                Intellicell Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                           For The 9 Months Ended
                                                                                September 30,
                                                                --------------------------------------------
                                                                          1996                      1997
                                                                --------------------------------------------
Net Sales                                                             $ 65,989,000              $ 61,505,000

Cost of sales                                                           62,852,000                58,411,000
                                                                --------------------------------------------

Gross profit                                                             3,137,000                 3,094,000

Selling, general and administrative expenses                             2,025,000                 4,243,000

Non-recurring legal and auditing fees                                         --                   1,024,000
                                                                --------------------------------------------
Income (loss) from operations                                            1,112,000                (2,173,000)

Other income (expenses):
  Interest                                                                (279,000)                 (284,000)
  Other income                                                                --                      21,000
                                                                --------------------------------------------

Income (loss) before income taxes                                          833,000                (2,436,000)

Income tax  expense                                                           --                     (27,000)
                                                                --------------------------------------------

Net income (loss)                                                     $    833,000              $ (2,463,000)
                                                                ============================================

Pro forma amounts:
Income (loss) before income taxes                                     $    833,000              $ (2,436,000)

Income tax expense                                                        (336,000)                  (27,000)
                                                                --------------------------------------------

Net income (loss)                                                     $    497,000              $ (2,463,000)
                                                                ============================================

Earnings (loss) per share                                             $       0.23              $      (0.55)
                                                                ============================================

Weighted average number of common shares outstanding                     2,195,810                 4,462,828



                 See accompanying notes to financial statements.

                                Intellicell Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                      For The 3 Months Ended
                                                                           September 30,
                                                         -------------------------------------------
                                                                  1996                      1997
                                                         -------------------------------------------
Net Sales                                                     $ 23,519,000              $ 20,512,000

Cost of sales                                                   22,257,000                19,890,000
                                                         -------------------------------------------

Gross profit                                                     1,262,000                   622,000

Selling, general and administrative expenses                       854,000                 2,250,000

                                                         -------------------------------------------
Income (loss) from operations                                      408,000                (1,628,000)

Other income (expenses):
  Interest                                                        (189,000)                 (104,000)
  Other income                                                      (3,000)                    8,000
                                                         -------------------------------------------

Income (loss) before income tax                                    216,000                (1,724,000)

Income tax  expense                                                   --                    (309,000)
                                                         -------------------------------------------

Net income (loss)                                             $    216,000              $ (2,033,000)
                                                         ===========================================

Pro forma amounts:
Income (loss) before income taxes                             $    216,000              $ (1,724,000)

Income tax expense                                                 (87,000)                 (309,000)
                                                         -------------------------------------------

Net income (loss)                                             $    129,000              $ (2,033,000)
                                                         ===========================================

Earnings (loss) per share                                     $       0.06              $      (0.46)
                                                         ===========================================

Weighted average number of common shares outstanding             2,195,810                 4,415,902



                 See accompanying notes to financial statements.

                                Intellicell Corp.
                            Statements of Cash Flows
                                   (Unaudited)

Increase in Cash                                                                                     For the 9 Months Ended
                                                                                                          September 30,
                                                                                          -----------------------------------------
                                                                                                    1996                   1997
                                                                                          -----------------------------------------
Cash flows from operating activities:
Net Income (loss)                                                                               $    833,000           $ (2,463,000)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
       Depreciation and amortization                                                                  52,000                129,000
       Provision for doubtful account receivables                                                    319,000                751,000
       Provision for inventory reserves                                                               54,000                205,000
       Provision for doubtful note receivable                                                           --                  662,000
       Change in net deferred tax asset                                                                 --                   25,000
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable                                                        (2,346,000)            (5,378,000)
         (Increase) decrease in inventory                                                         (1,523,000)               260,000
         (Increase) decrease in deposits for purchases of inventory                               (1,461,000)               223,000
         (Increase) in other receivables                                                                --                 (172,000)
         (Increase) in prepaid expenses and other current assets                                    (173,000)              (106,000)
         (Increase) in other assets                                                                   (4,000)                (9,000)
         Increase in accounts payable and  accrued expenses                                        4,088,000                643,000
                                                                                          -----------------------------------------
Net cash used in operating activities                                                               (161,000)            (5,230,000)
                                                                                          -----------------------------------------

Cash flows from investing activities:
       Loans to employees and third parties                                                          174,000                   --
       Repayments of note receivable                                                                 211,000                505,000
       Acquisition of fixed assets                                                                      --                  (88,000)
       Deferred acquisition costs                                                                       --                 (151,000)
                                                                                          -----------------------------------------
Net cash provided by investing activities                                                            385,000                266,000
                                                                                          -----------------------------------------

Cash flows from financing activities:
       Increase (decrease ) in Bank overdraft                                                        (96,000)               385,000
       Deferred financing costs                                                                     (176,000)               (37,000)
       Deferred registration costs                                                                  (496,000)                  --
       Advances under credit facility                                                              3,582,000             58,769,000
       Repayments under credit facility                                                                 --              (55,494,000)
       Proceeds from the sale of common stock                                                           --                1,341,000
       Distribution to shareholder                                                                  (100,000)                  --
       Payments on loan payable                                                                   (1,301,000)                  --
                                                                                          -----------------------------------------
Net cash provided by financing activities                                                          1,413,000              4,964,000
                                                                                          -----------------------------------------

Net increase in cash                                                                               1,637,000                   --
Cash - beginning of period                                                                              --                     --
                                                                                          =========================================
Cash - end of period                                                                            $  1,637,000           $       --
                                                                                          =========================================

                 See accompanying notes to financial statements.

                                Intellicell Corp.
                            Statements of Cash Flows
                                   (Unaudited)
                                   (Continued)

                                                                For the 9 Months Ended
                                                                     September 30,
                                                         -----------------------------------
                                                              1996                   1997
                                                         -----------------------------------
Supplemental Dislosures of Cash Flow Information

Cash paid during the period for:
Interest                                                 $  252,000               $  284,000
Income taxes                                             $     --                 $  223,000
Non-cash financing activities:
Common stock reacquired from officer as settlement
 of balance due from officer and retirement of such
 shares                                                  $     --                 $  454,000
Conversion of trade receivable into note receivable      $  555,000               $1,657,000






                 See accompanying notes to financial tatements.

                                INTELLICELL CORP.
                          Notes to Financial Statements
                                   (Unaudited)

Note 1. Company's Quarterly Report Under Form 10-Q

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions set forth in the Securities and Exchange Commission's ("SEC") regulations. In the opinion of Management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial statements of Intellicell Corp. for the periods presented. The accompanying financial information should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Footnote disclosures that substantially duplicate those in the Company's Form 10-K including significant accounting policies, have been omitted. The results of operations for the nine and three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2. Non-recurring Legal and Auditing Fees

     During 1997 and in connection with the audit of the Company's financial statements for the year ended December 31, 1996 (see, Form 10-K, Item 9), the Company incurred non-recurring expenses of $1,024,000 consisting primarily of professional fees, including the fees of its prior and current independent auditors, fees of special counsel and a special auditor retained by the Company's Audit Committee.

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

Note 4.  Common Stock

     In December 1996, the Company consummated an initial public offering of 2,000,000 shares of Common Stock and received proceeds of $8,047,000, net of underwriting discounts and commissions and expenses of the offering. In January 1997, the managing underwriter exercised an over-allotment option (the "Over-allotment Option") to purchase an additional 300,000 shares, resulting in net proceeds of $1,341,000.

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

Note 5.  Pro forma Income Taxes (Benefit)-Unaudited

     As a result of the Company's S corporation status which terminated in December 1996, the financial statements do not include a provision for federal and state income taxes for the period ended September 30, 1996. As a result of the initial public offering, the S corporation election was terminated and the Company became subject to federal and state income taxes. Accordingly, pro forma net income in the accompanying statements of operations includes pro forma adjustments for income taxes which would have been provided had the S corporation election not been in effect.

Note 6.  Credit Facility

     In June 1996, the Company entered into a revolving line of credit agreement with a finance company, which expires in June 1998, and provides for borrowings of up to a maximum of $7,500,000 based on a maximum of 82% of eligible accounts receivable and 50% of eligible inventory as defined in the agreement. Borrowings under the agreement bear interest at prime rate plus one and three-quarters percent (1.75%) per annum. At December 31, 1996 and September 30, 1997, interest on advances accrued at a rate of 10% and 10.25%, respectively. The credit facility is collateralized by substantially all of the assets of the Company. The agreement prohibits the Company from paying dividends or incurring additional indebtedness, except for trade indebtedness, and requires the Company to maintain a tangible net worth of $4,500,000 and working capital of $1,500,000. The Company is in compliance with all restrictive covenants at September 30, 1997.

Note 7.  Acquisition

     On August 19, 1997, the Company entered into a non-binding letter of intent to acquire all of the outstanding stock of Pacific Unplugged Communications, Inc. and Unplugged de Mexico (together referred to as Unplugged). The letter of intent expired on October 31, 1997, however the parties remain in negotiations with the ultimate outcome uncertain. Unplugged is engaged in substantially the same business as the Company. The acquisition would be accounted for using the purchase method. The Company has capitalized as deferred acquisition cost $151,000 of professional and legal fees incurred associated with the proposed acquisition at September 30, 1997. In the event the acquisition is not consummated, such deferred acquisition costs would be expensed. For the nine months ended September 30, 1997, the Company made product purchases from and sales to Unplugged totaling $6,762,000 and $2,513,000, respectively. At September 30, 1997, the Company had accounts payable to Unplugged of $537,000, or 8.1% of total accounts payable, and accounts receivable from Unplugged in the amount of $155,000, or 1.5% of total accounts receivable.

Note 8.  Lease of Facilities

     The Company entered into a five year lease agreement for a 12,800 square foot warehouse and office space facility in Miami, Florida. The facility will handle sales into the southeastern region of the United States and to Latin America. It is anticipated that the facilities will be available for occupancy in November 1997. The lease agreement has an initial annual rental of $74,408.

Note 9. Subsequent Event

     On November 18, 1997, the Board of Directors of the Company declared a dividend to its shareholders in the form of a warrant to purchase Common Stock of the Company. Record owners of Common Stock as of December 10, 1997 shall be entitled to receive one warrant for every two shares of Common Stock held. No fractional warrants shall be issuable in connection with the payment of the dividend.

     Each warrant will entitle the holder to purchase one share of Common Stock at a price of $4.00 per share for a three year period, subject to adjustment in certain circumstances. The warrants shall be redeemable by the Company, upon notice of not less than 30 days, at a price of $.10 per warrant in the event the closing bid quotation of the Common Stock on all 20 of the trading days ending on the third day prior to the day on which Company gives notice has been at least $7.00 per share; provided however that no such right of redemption shall exist prior to the time that such shares of Common Stock underlying the warrants have been registered under the Securities Act of 1933, as amended. The Company intends to make an application for the warrants to be listed and traded on the Nasdaq SmallCap Market.

     Ben Neman, Chairman, Chief Executive Officer and President has agreed to waive his rights to receive dividends on the shares of Common Stock held by him.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, possible delays in the Company's expansion efforts, changes in wireless communications markets and technologies, the nature of possible supplier or customer arrangements which may become available to the Company in the future, possible product obsolescence, uncollectable accounts receivable, slow moving inventory, lack of adequate financing, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement.

     Changes in Financial Condition

     Total assets at September 30, 1997 increased by $3,158,000 from December 31, 1996, primarily as a result of a $2,970,000 or 47.2% increase in accounts receivable and a $490,000 increase in notes receivable. These increases were offset by a $688,000 decrease in inventories and deposits for purchase of inventories. The increase in accounts receivable was the result of increased sales activity occurring in late September and an increase in the extension of credit terms to customers. The increase in notes receivable is the result converting aged accounts receivable into interest bearing promissory notes with a fixed maturity. As of September 30, 1997, accounts 90 days past due were approximately 10.8% of aggregate trade accounts receivable. The Company's allowance for doubtful accounts receivable was $1,020,000 and its allowance for doubtful notes receivable was $662,000 at September 30, 1997. The Company believes these allowances are currently adequate for the size and nature of its accounts and notes receivable. However, delays in the collection or the uncollectibility of accounts and notes receivable have had and could continue to have a material adverse effect on the Company's liquidity and working capital position and could require the Company to continually increase its allowance for doubtful accounts. Bad debt expense as a percentage of sales for the nine months ended September 30, 1997 was 2.3%.

     Net assets (assets less liabilities) of the Company decreased by $1,123,000 or 12.7% from December 31, 1996, reflecting the issuance of additional shares of the common stock pursuant to the exercise of the Over-allotment Option, offset by the Stock Cancellation and the net loss of $2,463,000 for the nine months ended September 30, 1997.

     Inventory and deposits for purchases of inventory decreased by $688,000 or 8.7% from December 31, 1996 to September 30, 1997. This decrease is primarily the result of returning inventories of Sony products on hand in June 1997 as a result of Sony terminating its distribution arrangement with the Company.

     The Company's inventory reserve was $300,000 at September 30, 1997, which the Company believes is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. The amounts the Company will ultimately realize could, however, differ materially from the amounts estimated in arriving at inventory reserves.

     On December 31, 1996, the Company had recorded a deferred income tax asset of $353,000 with no valuation allowance and a deferred tax liability of $23,000. The Company has a deferred tax asset of $1,327,000 representing the future benefit of net operating losses and timing differences and has established a valuation allowance of $1,022,000 at September 30, 1997 reflecting current assessment of its realizability.

     Total liabilities increased by $4,281,000 or 59.3% from December 31, 1996 to September 30, 1997. Bank overdraft increased by $385,000, borrowings under the revolving credit facility increased by $3,275,000 and accounts payable increased by $613,000 from December 31, 1996 to September 30, 1997.

     Comparison of Operations

     Net sales for the nine months and three months ended September 30, 1997, decreased $4,484,000, or 6.8%, and $3,007,000 or 12.8%, respectively, from the prior comparable periods. Such decreases were the result of both volume and price decreases.

     Gross profit decreased by $43,000 or 1.3%, and decreased by $640,000 or 50.7% for the nine and three months ended September 30, 1997, from the prior comparable periods. The decrease for the three months ended September 30, 1997 was due to decreased volume discounts earned from manufacturers and lower margin sales and an increase in the provision for inventory obsolescence.

     Selling, general and administrative expenses increased by $2,218,000, or 109.5%, from the nine months ended September 30, 1996 to the nine months ended September 30, 1997. As a percentage of sales, such expenses were 3.1% and 6.9% for the nine months ended September 30, 1996 and 1997, respectively. For the three months ended September 30, 1997, such expenses increased by $1,396,000 or 163.5% over the comparable period of the prior year. The above mentioned increase in expenses is associated with a $1,162,000 provision for doubtful accounts and notes receivable. The provisions for doubtful accounts of $500,000 and for doubtful notes receivable of $662,000 related to two customers. The remainder of the increase relates to increased costs associated with sales staff, promotional and advertising efforts, and general and administrative expenses, primarily salaries and legal and auditing fees incurred for general company purposes.

     During the first and second quarters of 1997, the Company incurred non-recurring legal and auditing fees relating to the Company's change in auditors of $1,024,000, including the fees of its current and prior independent auditor, fees of special counsel and a special auditor retained by the Company's Audit Committee of the Board of Directors.

     The Company incurred a loss from operations of $2,173,000 for the nine months ended September 30, 1997, as compared to income from operations of $1,112,000 for the nine months ended September 30, 1996. For the quarter ended September 30, 1997 the Company incurred a loss from operations of $1,628,000 as compared to income from operations of $408,000 for the quarter ended September 30, 1996. The Company incurred a net loss of $2,463,000 for the nine months ended September 30, 1997 as compared to pro forma net income of $497,000 for the nine months ended September 30, 1996. For the quarters ended September 30, 1997 and 1996 the Company had a net loss of $2,033,000 and pro-forma net income of $129,000, respectively.

     The loss from operations and the net loss for the nine months ended September 30, 1997 are primarily attributable to non-recurring legal and auditing fees, increased allowances for doubtful accounts and notes receivable, increased selling, general and administrative expenses, and the establishment of a valuation reserve for deferred tax assets. The loss from operations and the net loss for the three months ended September 30, 1997 are attributable to a lower gross profit, increased allowances for doubtful accounts and notes receivable, increased selling, general and administrative expenses and the establishment of a valuation reserve for deferred tax assets.

     Liquidity and Capital Resources

     Historically, the Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. The Company has satisfied its working capital requirements principally through cash flow from operations, the issuance of equity securities and borrowings. Working capital at September 30, 1997 was $7,130,000 compared to working capital of $8,432,000 at December 31, 1996. This decrease in working capital primarily reflects increased allowances for doubtful accounts and note receivable.

     Net cash used in operating activities was $5,230,000 and $161,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash used was primarily attributable to the net loss for the period and increased levels of accounts receivable offset by increases in provisions for doubtful accounts and notes receivable, decreases in inventories and increases in accounts payable and accrued expenses. Net cash provided by investing activities for the nine months ended September 30, 1997 was $266,000 as compared to $385,000 for the nine months ended September 30, 1996. Net cash provided by investing activities for the nine months ended September 30, 1997 was primarily the result of payments on notes receivable. Net cash provided by financing activities was $4,964,000 and $1,413,000 for the nine months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to the net increase in borrowings under the Company's credit facility, the net proceeds from the exercise of the Over-allotment Option of $1,341,000 and a $385,000 increase in the bank overdraft. The Company had no cash or cash equivalents at September 30, 1997.

Based on current plans and assumptions relating to its operations, the Company believes that available cash resources and projected cash flow from operations will be sufficient to satisfy the Company's contemplated short-term cash requirements. The Company currently does not have significant borrowing availability under its credit facility. Under the Company's line of credit, the Company is prohibited from incurring additional indebtedness, except for trade indebtedness. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.
         .

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


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

                  Exhibit 11        Computations of Earnings Per Share

                  Exhibit 27         Financial Data Schedule

          (b) No Reports on Form 8-K were filed during the three months ended September 30, 1997.

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Intellicell Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intellicell Corp.


By: /s/John C. Snyder II                    Dated:  November 19, 1997
------------------------------------
John C. Snyder II
Chief Financial Officer