Form 10-K405
period 1997-12-31
INTELLICELL CORP
filed 1998-04-15
CIK 1025557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                                     1-12571
                                     -------
                              (Commission File No.)

                                INTELLICELL CORP.
             (Exact name of registrant as specified in its charter)

                   Delaware                      95-4467726
            -----------------------           ------------------
            (State of incorporation)          (I.R.S. Employer
                                              Identification No.)

                 9314 Eton Avenue, Chatsworth, California 91311
                 ----------------------------------------------
          (Address of principal executive offices including zip code)

     Registrant's telephone number, including area code: (818) 709-2300
                                                         --------------

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class                            Name of Each Exchange Which Registered
--------------                            --------------------------------------
Common Stock, $0.01 par value             Boston Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                        Warrants to purchase Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES |X|   NO: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 31, 1998 was approximately $7,870,200 (based on the closing sales price of such stock as of such date on the Nasdaq SmallCap Market on March 31, 1998). No other capital stock is outstanding. Shares of Common Stock held by each officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and may not apply for other purposes.

      As of March 31, 1998 there were 4,415,902 shares of the registrant's Common Stock outstanding.

                                     PART I


Item 1.  Business.

            The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including but not limited to, possible delays in the Company's expansion efforts, changes in wireless communication markets and technologies, the nature of possible supplier or customer arrangements which may become available to the Company in the future, possible technological obsolescence, uncollectible accounts receivable, slow moving inventory, lack of adequate financing, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement.

      General

      Intellicell Corp. (the "Company") is engaged in the wholesale distribution of wireless communications products. The Company offers cellular telephones and accessories from leading manufacturers featuring brand names such as AT&T, Audiovox, Ericsson, Mitsubishi, Motorola, Nokia, NEC, OKI, Panasonic, Pioneer, Qualcomm, Samsung and Sony. The Company also offers a proprietary line of accessory products under the Intellicell name. The Company has developed a customer base of more than 2,100 wholesalers, carriers, agents, dealers and retailers.

      The Company's objective is to capitalize on wireless communications opportunities in markets in which the Company believes it can achieve significant growth. The Company intends to implement its business strategy by
(i) offering a broad product selection, (ii) targeting emerging foreign markets,
(iii) establishing strategic relationships and (iv) expanding through acquisitions.

      Recent Developments

      In March 1998, in response to the significant losses sustained during the fiscal year ended December 31, 1997 and continuing intense competition encountered by the Company, the Company reduced its work force by fourteen (14) employees or thirty five (35%) percent. The Company is also seeking to effectuate other cost-savings measures.

      The losses incurred by the Company are attributable to various factors, including the intense price competition in the wireless communications industry. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has failed to sustain significant supplier relationships with leading manufacturers of analog and digital cellular products. The Company's supplier relationships have been primarily other wholesale distributors. As a result, the Company's supply of product is inconsistent, of higher cost and does not typically include price protection and promotional allowances when compared to the products which are obtained directly from manufacturers. In addition, the wide acceptance of the digital personal communications services ("PCS") format has had an adverse effect on the demand for the analog and digital cellular products sold by the Company. Manufacturers in the digital PCS market have selected distribution channels which do not currently include the Company. There can be no assurance that the Company will establish additional strategic relationships with manufacturers of analog and digital cellular products or secure any strategic relationships allowing it to access digital PCS products directly. The Company's financial results will continue to be adversely affected if it is unable to secure (i) additional supplier relationships with manufacturers of analog and digital cellular products and (ii) a consistent supply of digital PCS products at commercially competitive rates. See "Competition."

      In March 1998, the Company signed a non-exclusive distribution agreement with Sony Electronic Inc Wireless Telecommunications Company ("Sony"), pursuant to which the Company will distribute analog and cellular digital telephones and accessories to carriers and retailers.

      In February 1998, the Company relocated its executive offices and warehouse facilities. The leased facility, located in Chatsworth, California, is comprised of approximately 36,000 square feet of office, operations and warehouse. See "Item 2 Properties."

      In January 1998, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with BankAmerica Business Credit, Inc. ("BankAmerica") which expires in January 2001 and provides for borrowings of up to a maximum of $12 million based on a maximum of 80% of eligible accounts receivable and the lesser of $6 million or 50% of eligible inventory as defined in the Credit Agreement. Borrowings under the Credit Agreement bears interest at prime rate plus one half of one percent (0.5%) per annum. The Credit Agreement is collateralized by substantially all of the assets of the Company. The Credit Agreement prohibits the Company from paying dividends or incurring additional indebtedness except for trade indebtedness and, initially, requires the Company to maintain a tangible net worth of no less than $5.5 million and annual earnings before interest, taxes, depreciation and amortization of $500,000.

      The Company was in violation of the tangible net worth covenant under the Credit Agreement at December 31, 1997. In April 1998, BankAmerica waived such default of the tangible net worth covenant and revised the Credit Agreement by amendment (the "Amendment"). Pursuant to the Amendment, the maximum borrowing has been reduced from $12 million to $6 million, with such borrowings limited to 80% of eligible accounts receivable and the lesser of $1 million or 50% of eligible telephone inventory as defined in the Amendment. Borrowings under the Amendment bear interest at the prime rate plus two and one-half percent (2.5%) per annum. The Credit Agreement, as amended, requires the Company to meet monthly levels of tangible net worth and earnings before interest, taxes, depreciation and amortization. All other provisions of the Credit Agreement remain in effect.

      On November 18, 1997, the Board of Directors of the Company declared the payment of a dividend to its shareholders in the form of a warrant to purchase Common Stock of the Company. Record owners of Common stock as of December 10, 1997, received one warrant for every two shares of Common Stock held. Each warrant entitles the holder to purchase one share of Common Stock at a price of $4.00 per share for a three year period, subject to adjustment in certain circumstances. The warrants are redeemable by the Company, upon notice of not less than 30 days, at a price of $.10 per warrant in the event the closing bid quotation of the Common Stock on all 20 of the trading days ending on the third day prior to the day on which the Company gives notice has been at least $7.00 per share; provided, however, that no such right of redemption or exercise shall exist prior to the time that such shares of Common Stock underlying the warrants have been registered under the Securities Act of 1933, as amended. Ben Neman, Chairman, Chief Executive Officer and President of the Company waived his rights to receive dividends on the shares of Common Stock held by him. The Company's independent public accountants determined the fair market value of the warrants to equal $1,983,000. This amount has been charged to retained earnings and credited to additional paid-in capital.

The Wireless Communications Industry

      The wireless communications industry provides voice and data communications services through cellular telephone, PCS, satellite, enhanced specialized mobile radio ("ESMR") and paging services. Advances in system technology and equipment, combined with lower equipment prices and service charges, have increased consumer acceptance and driven dramatic increases in worldwide demand for wireless communications products and services.

      United States Market

      The domestic market for wireless communications products and services has grown substantially. According to the Cellular Telecommunications Industry Association, the number of Cellular subscribers in the United States has increased from approximately 4.4 million in 1990 to approximately 48.7 million by June 1997, growing by more than 5.8 million, or approximately 12.3%, in the last six months of 1997 alone. The number of cellular and PCS subscribers in the United States is projected to reach approximately 93.2 million by the year 2000. It is estimated that market penetration for cellular subscribers in the United States, based on population, was approximately 17.6% at December 31, 1997.

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

      International Market

      The markets for cellular products and services outside the United States also have grown significantly. According to industry sources, wireless subscribers increased by 65 million, or 48%, to 200 million total subscribers from 1996 to 1997. The Company has been successful in expanding its international sales, with such sales as a percentage of total net sales increasing from 5.2% for the year ended December 31, 1996 to 17.6 % for the year ended December 31, 1997. It is estimated that market penetration for cellular subscribers outside the United States, based on population, was less than 4% at the end of 1997.

      The Company expects that rapid growth in international markets will continue as low market penetration, economic growth and high population density result in increased demand for cellular communications products and services. The Company also believes that cellular systems in certain of these countries offer lower-cost alternatives to the construction of conventional telephone facilities because they do not require substantial investment in infrastructure. Due to these factors and the limited availability and quality of land-line service, the Company believes that consumers in many countries outside of the United States will increasingly utilize wireless services. These markets present attractive expansion opportunities.

      Emerging Wireless Technologies

    In addition to growth in the cellular market, the emergence of new wireless communications technologies and services, such as the PCS, EMR and satellite communications systems, is expected to increase the capabilities associated with wireless communications including seamless roaming, increased service coverage, improved signal quality and greater data transmission capacity. PCS consists of cellular type services, including advanced voice and data transmissions using small, light-weight wireless telephones or hand-held computers. PCS also offers greater functionality resulting in lower cost service options and lighter handsets with longer battery life. PCS has been introduced in markets throughout the United States. Upon the widespread commercial introduction of these services, demand for wireless communications products and services is expected to increase.

      Prior to 1995, the United States Federal Communications Commission (the "FCC") allowed two carriers to provide cellular service to each metropolitan service area. In connection with the auctioning of PCS licenses in 1995 and 1996, the FCC added three PCS carriers to each metropolitan service area, increasing the total number of potential carriers to five per market. The Company believes that this increase in the number of wireless service providers will increase competition and the demand for wireless communications products and services through lower prices, increased advertising and improved service quality.

      During late 1994, the FCC awarded mobile satellite licenses to major corporations that are investing in satellites which will enable them to provide wireless phone, data, fax and paging services on a global basis. In addition, other corporations announced their intention to enter the mobile satellite market and launch networks, which would permit computers to bypass local telephone exchanges and connect directly to the Internet.

      Regulatory Trends

          The Company believes that the Telecommunications Act of 1996 will ultimately serve to reverse the trends associated with the breakup of AT&T and the Bell System that separated long distance and local telephone service. This Act permits long distance, cable and wireless companies to compete in local markets. The Company believes that such deregulation will significantly increase competition that will translate into lower costs and increased numbers of subscribers.

Strategy

      The Company's objective is to capitalize on wireless communication opportunities in markets in which the Company believes it can achieve significant growth. The Company has developed a strategy which includes certain key elements. There can be no assurance that the Company's objectives can be achieved given the Company's current financial condition and the significant competitive conditions which the Company encounters. The key elements are as follows:

      Expand Through Acquisitions. Assuming financing is available, of which no assurance can be given, the Company is seeking to expand through acquisitions of companies, which the Company believes will provide significant growth potential. Any decision to make an acquisition will be based upon the business prospects and competitive position of the acquisition candidate and the extent to which any business would enhance the Company's prospects and maximize revenues. Potential acquisition candidates may include companies with alternative distribution channels for cellular products.

      On December 24, 1997, the Company signed a non-binding letter of intent to acquire all of the outstanding stock of Wholesale Cellular Latina del Peru, S.A. ("WCL"), a wholesale distributor of wireless communications products based in Peru, for $3.5 million. The parties are currently renegotiating the purchase price downward as a result of WCL's results of operations for the fiscal year ended December 31, 1997. The purchase price would be paid through the issuance of unregistered shares of the Company's common stock, subject to post-closing adjustment. The acquisition, if consummated, would be accounted for using the purchase method. The purchase price would be allocated principally to goodwill which would be amortized over 20 years. The acquisition is conditioned upon obtaining the approval of BankAmerica. BankAmerica has indicated that it will not provide the necessary consent to the transaction. Accordingly, the acquisition of WCL cannot be consummated unless the Company obtains the consent of BankAmerica or can arrange an alternate credit facility with a lender that consents to the transaction.

      Target Emerging Foreign Markets. The Company is targeting emerging foreign markets in which cellular products are believed to have potential for significant market penetration. The Company believes that certain markets are likely to achieve greater penetration based on anticipated economic growth and the increasing numbers of carriers. Many of these markets, particularly in Latin American countries, are characterized by low penetration rates, high population densities and inadequate land-line service. The Company anticipates that it will initially seek to achieve penetration in regions with fast-growing economies and wireless markets. Additionally, the Company will seek to further establish a position in Latin America by developing relationships with established carriers and industry participants.

      Establish Strategic Relationships. The Company will seek to establish strategic marketing arrangements with partners who will provide knowledge, experience and financial resources appropriate to a specific opportunity and who will enhance the Company's ability to achieve significant penetration in particular markets. The Company will also seek to obtain maximum exposure of wireless products by targeting alternative distribution channels, including mass merchandisers and retailers with access to significant consumer markets. In March, 1998, the Company entered into an agreement with Sony Electronic Inc., Wireless Telecommunications Company ("Sony") pursuant to which it will distribute cellular telephones and accessories to carriers and retailers.

      Offer Broad Product Selection. The Company distributes a broad selection of popular brand name products and accessories. The Company analyzes customer purchasing patterns and industry trends to anticipate demand for new products. The emergence of new wireless communications technologies, including digital cellular technology, PCS and satellite communications systems, is expected to dramatically increase demand for wireless products and services. The Company intends to evaluate cost, effectiveness and the potential of future wireless services as primary considerations in selecting products for particular markets. The Company is making an effort to develop relationships with equipment manufacturers and other potential providers of emerging wireless products and services which will position it to capitalize on evolving industry standards and trends. No relationships have been developed to date and no assurance can be given that such relationships with key players in the emerging wireless product and service industry will be developed.

      The Company's strategy and current and future marketing plans are subject to change as a result of a number of factors, including inability to obtain products at commercially competitive rates, adequate financing, progress or delays in the Company's expansion efforts, changes in wireless communications markets and technologies, the nature of possible supplier or customer arrangements which may become available to it in the future, and competitive factors. There can be no assurance that the Company will be able to successfully expand its operations or achieve its other strategic objectives.

Products

      The Company offers a broad selection of wireless products from leading manufacturers. The Company's product offerings include a variety of hand-held and mobile cellular telephones featuring prominent brand names such as AT&T, Ericsson, Mitsubishi, Motorola, Nokia, NEC, Audiovox, OKI, Panasonic, Pioneer, Qualcomm, Samsung and Sony. The Company continually reviews and evaluates cellular products in determining the mix of products purchased for resale to customers and seeks to acquire distribution rights for products which the Company believes have the potential for significant market penetration. For the years ended December 31, 1995, 1996, and 1997, approximately, 80.0%, 74.6% and 92.0%, respectively, of the Company's revenues were derived from sales of cellular telephones. For such periods, a significant portion of the Company's cellular telephone sales represented Motorola and Audiovox products. Motorola products (63% of 1997 telephone sales) are not available to the Company directly from the manufacturer and as such the Company does not obtain price protection, cooperative advertising and marketing allowances on such products.

      In addition, the Company offers brand name and proprietary lines of cellular accessory products under the Intellicell name, consisting principally of batteries, battery eliminators, conditioner and plug-in chargers, cases, antennas and "hands-free" kits. For the years ended December 31, 1995, 1996, and 1997, sales of accessories accounted for approximately 20.0%, 25.4% and 7.9%, respectively, of the Company's revenues. The Company commenced marketing its proprietary line of accessory products in 1995. For the years ended December 31, 1995, 1996, and 1997, sales of proprietary accessory products accounted for approximately 5.6%, 2.9%, and 2.6%, respectively, of the Company's revenues. The Company does not intend on focusing its marketing activities on the sale of proprietary accessory products.

Customers

      The Company has developed a customer base of more than 2,100 wholesalers, carriers, agents, dealers and retailers. The Company believes that these categories of customers will continue to be the primary purchasers of the Company's products.

      For the years ended December 31, 1995, 1996 and 1997, sales of cellular products to the Company's five largest customers accounted for approximately 48.7%, 48.8% and 36.2%, respectively, of the Company's revenues. For the year ended December 31, 1995, sales of cellular products to Downtown Cellular Distributors ("Downtown") and Brightpoint Inc. ("Brightpoint") accounted for approximately 24.7% and 10.4%, respectively, of the Company's revenues. For the year ended December 31, 1996, sales to Brightpoint and Downtown accounted for approximately 17.1% and 15.9%, respectively, of the Company's revenues. For the year ended December 31, 1997, sales to Downtown and Brightpoint accounted for approximately

11.7% and 11.4%, respectively, of the Company's revenues. For such periods, no other customer accounted for more than 10% of the Company's revenues.

      In February 1998, the Company learned that the business and associated assets of Downtown had been assumed by Cellstar Corporation ("Cellstar") a supplier/customer and competitor of the Company, which the Company believes maintained a first priority security interest in and to the assets of Downtown. As a result, in 1997, the Company expensed $1,665,000 to bad debt expense to reserve the unpaid receivable from Downtown. The Company is in the process of investigating its legal remedies in connection with the foregoing.

      Brightpoint and Cellstar are two of the Company's primary customer/supplier competitors. Failure or delay by these or other customer/suppliers in purchasing and/or supplying competitive products on favorable terms, or at all, would materially adversely affect the Company's sales, operating margins and the Company's ability to obtain and deliver products on a timely and competitive basis. See "Competition."

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

      The Company sells its products to customers in foreign markets, including Israel, Paraguay, Mexico, Peru, Brazil and Canada and to United States-based exporters of cellular products. For the years ended December 31, 1995, 1996 and 1997, sales of the Company's products to customers in foreign markets accounted for 0.4%, 5.2%, and 17.6% respectively, of the Company's revenues. The 1997 foreign sales of 17.6% is comprised as follows: Peru-8.3%, Brazil-4%, Paraguay-2.3%, Other Foreign Countries-3%. During the 1997 fiscal year, no other country accounted for more than 10% of the Company's foreign market sales. The Company is seeking to continue to expand product sales in foreign markets. No assurance can be given that the Company will be able to do so.

Suppliers

      The Company has established relationships with leading manufacturers and distributors of wireless products. The Company generally negotiates directly with suppliers in an effort to obtain adequate inventories of popular brand name products on favorable pricing terms. Inventory purchases are based on quality, price, service, customer demand, product availability and brand name recognition. Product manufacturers typically provide warranties, which the Company extends to its customers.

      For the years ended December 31, 1995, 1996 and 1997, the Company's four largest suppliers accounted for approximately 67.0%, 54.1% and 43.9%, respectively, of product purchases. For the year ended December 31, 1995, Brightpoint, Cellstar, Pacific Unplugged

Communications ("Unplugged") and Best Cellular Distributors ("Best Cellular") accounted for approximately 28.3%, 13.7%, 13.6% and 11.4%, respectively, of product purchases, with Brightpoint, Best Cellular, Sony and Cellstar accounting for approximately 26.1%, 10.2%, 9.6% and 8.2%, respectively, of product purchases for the year ended December 31, 1996. For the year ended December 31, 1997, Brightpoint, Progressive Concepts, Inc. and Audiovox, accounted for approximately 11.9%, 11.8%, and 11.0% respectively, of product purchases. For these periods, none of the Company's other suppliers accounted for more than 10% of product purchases. Brightpoint and Cellstar are two of the Company's primary competitors. Failure or delay by these or other suppliers in supplying competitive products on favorable terms, or at all, could materially adversely affect the Company's operating margins and the Company's ability to obtain and deliver products on a timely and competitive basis. See "Competition."

      The Company has entered into non-exclusive arrangements with Audiovox, NEC, OKI Telecom, Panasonic Telecommunications and Systems Company and Sony pursuant to which the Company distributes cellular telephones and accessories to carriers, retailers and, with the exception of Sony products, wholesalers. Such arrangements are terminable on short notice. The Company purchases products from the above manufacturers and other distributors pursuant to purchase orders placed from time to time in the ordinary course of business. The Company believes that its relationships with its suppliers are satisfactory, although it is seeking to establish more supplier relationships with manufacturers.

      The Company generally places orders to its suppliers by facsimile on a daily basis. Purchase orders are typically filled within one to seven days and cellular products are shipped to the Company's warehouses by common carrier.

      The Company obtains all of its proprietary accessory products from manufacturers in Taiwan and is dependent on such manufacturers to provide sufficient quantities of products on favorable terms. The Company currently pays import duties of between 2.4% and 5.9% of the cost of its accessory products.

Sales, Marketing and Distribution

      The Company's executive officers and sales staff of twelve (12) persons are responsible for all of the Company's marketing and sales efforts. The Company's sales personnel are paid a base salary plus commission (generally 15% of gross profit represented by their sales). In addition, the Company's Vice President, Business Development is paid a base salary plus a bonus based on certain performance levels. The Company maintains agreements with its sales personnel, which contain confidentiality provisions and prohibit such individuals from competing with the Company.

      The Company's sales staff consists of ten account executives. The Company has assigned specific customers to each account executive, who is responsible for maintaining all customer relations with their assigned group of customers. Because of the service-oriented nature of the Company's business, the Company's executive officers devote a substantial amount of time to developing and maintaining continuing personal relationships with the Company's customers. The Company's ability to expand its customer base may be limited by the number of marketing personnel and will be largely dependent upon the efforts of such individuals.

      In an effort to increase its sales in foreign markets, primarily Latin America, the Company in November 1997, began operation in a 12,800 square foot warehouse and office facility in Miami, Florida. The facility will handle sales into the southeastern region of the United States and Latin America.

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

Asset Management

      Accounts. For the years ended December 31, 1995, 1996 and 1997, approximately 63.5% , 79.3% and 93.6%, respectively, of the Company's sales were made on open account. The Company generally offers 30-day open account terms to its customers. As of December 31, 1996 and 1997, trade accounts receivable averaged 35.6 and 31.5 days for sales made on open account, respectively. As a result of the Company's aggressive sales practices, the Company experienced bad debt expense in 1997 of $3,627,000 (4.4% of 1997 sales) as compared to $380,000 for 1996 (0.5% of 1996 sales). The Company engages credit rating associations that provide credit rating information in connection with individual customer accounts, attempts to monitor its customer's creditworthiness and seeks to obtain advance payment or letters of credit from its foreign customers. All foreign sales are made in United States dollars. As direct and indirect foreign sales increase, the Company will become subject to risks inherent in foreign trade, including credit risk, shipping delays, trade restrictions, international political, regulatory and economic developments.

      Inventory. On average, the Company has historically turned inventory approximately 14.2 times per year. The Company takes physical inventory on a quarterly basis. On an annual basis, cumulative physical inventory adjustments have accounted for less than 1% of total purchases during the years ended December 31, 1995, 1996 and 1997.

      Management Information Systems. The Company believes that inventory control and other information systems are important factors in providing customers with competitive prices and rapid delivery of variety of products. Accordingly, the Company currently maintains financial, accounting and management controls for its operations through the use of a centralized accounting system and a computerized management information system. The Company's management information system is designed to enable the Company to adapt to new product developments and to enhance corporate productivity through the integration of sales inventory controls, purchasing and financial and credit control. The Company believes that the system allows the Company to provide value to its customers through general efficiency, and timely and accurate product and pricing information. Internally, the system provides management and other key employees with detailed account information, including buying and credit histories and current account status, as well as pricing and product availability information. During fiscal 1997, the Company made significant investment in maintenance and in upgrading its computer system and anticipates continuing to make such investment. The Company believes that the management information system will support its anticipated level of operations.

      Year 2000 Compliance. During 1997, the Company began converting its computer systems to be year 2000 compliant (e.g., to recognize the difference between '99 and '00 as one year instead of negative 99 years). At December 31, 1997, approximately 50% of the Company's systems were compliant, with all systems expected to be compliant by the end of 1998. The total cost of the project is not expected to exceed $100,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. As of December 31, 1997, approximately $26,000 has been spent on new software. This entire amount has been capitalized and will be amortized over the software's useful life.

Competition

      The markets for wireless communication products are characterized by intense price competition and significant price erosion over the life of a product. The Company competes principally on the basis of price and product availability. The Company competes with numerous well-established wholesale distributors and manufacturers of wireless equipment, including the Company's customers and suppliers, as well as with providers of cellular services, most of which possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations for success in the sale and service of cellular products. Certain of these competitors have the financial resources necessary to enable them to withstand substantial price competition and implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

      The Company has experienced and expects to continue to experience significant price competition in the sale of analog and cellular digital products. The Company believes this price competition is reflective of the lack of direct supplier relationships of high demand digital cellular product and the advent and customer acceptance of digital PCS products. The primary suppliers of product and the primary customers of the Company have been other wholesale distributors. The supply of product from other wholesale distributors as compared to supplies from manufacturers is inconsistent, of higher cost, on less favorable terms and typically is without price protection and promotional allowances. The Company will continue to seek to establish supplier relationships with leading manufacturers of analog and digital cellular products. No assurance can be given that the Company will be able to establish such relationships. The Company expects its competitors to offer new and existing products and services at prices necessary to gain and retain market share. Certain of the Company's competitors have substantial financial resources, which enable them to withstand sustained price competition or market downturn better than the Company. Furthermore, no assurance can be given that competitors of the Company (many of which are the Company's suppliers) will not develop enhanced services that the Company will not be able to match based on its industry and financial position.

      Additionally, it is the Company's belief that the wide acceptance of the digital PCS format has had a negative impact on the demand for analog and cellular digital product. The Company has not secured a strategic relationship allowing it to access digital PCS products directly. Manufacturers currently in the digital PCS market have selected distributors and distribution channels other than the Company. As other manufacturers present their products to the digital PCS market they may compete directly with the Company, or enter into joint ventures or strategic relationships with the Company's competitors, in which case the Company's ability to access and sell such products could be reduced or eliminated. The Company's results of operations, net sales, profitability and financial condition have been and will continue to be adversely impacted until access to a consistent supply of digital PCS products at commercially competitive rates is established.

      The cellular distribution industry is characterized by low barriers to entry and frequent introduction of new products. The industry is evolving with value-added services becoming of increased importance to the market. This evolution will increase entry barriers as value added services require increased human resources, management information systems and equipment. The Company's ability to continue to compete successfully will be dependent on its ability to anticipate and respond both strategically and financially to various competitive factors affecting the industry, including new products and services, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions particularly recessionary conditions adversely affecting consumer spending and discount pricing strategies and promotional activities by carriers.

      The Company's primary competitors include Brightpoint, Cellstar, Com-Quest Wireless Distributing Company, Arizona Wholesale Supply Company (a/k/a QDI), Unplugged and Progressive Concepts, Inc. ("Progressive"). For the year ended 1997, the Company purchased from the foregoing entities 64.5% of its Motorola product purchases, with such products comprising 63.5% of the Company's telephone sales for the 1997 year. The occurrence of either increased price competition and/or the lack of supply of such products would have an adverse effect on the Company.

      The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products that satisfy evolving industry and customer requirements. The use of alternative wireless technologies, including PCS and satellite communications systems, will reduce demand for existing cellular products, increasing risk associated with the granting of credit and inventory obsolescence Upon widespread commercial introduction, PCS, satellite communications systems and other new wireless technologies could materially change the types of products sold by the Company and its suppliers and result in significant price competition. There can be no assurance that the Company will be able to continue to compete successfully, or will have the financial capability to sustain its business particularly as domestic cellular markets mature and the Company seeks to enter into new markets and market new products and services.

Trademark

      The Company currently holds a federal trademark registration for the name "Intellicell" for use in connection with wireless accessory products.

Employees

      As a result of the Company's recent workforce reduction, at March 31, 1998, the Company had twenty six employees, of which two are in executive positions, ten are engaged in sales and marketing, five are engaged in warehouse operations and nine are engaged in accounting and administrative activities. There are no employees covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

Item 2. Properties

      In February 1998, the Company moved its executive offices and warehouse to a 36,000 square foot leased facility in Chatsworth, California. This facility provides 23,000 square feet of warehouse and 13,000 square feet of operations and office space. The lease is for a three year term beginning February 1, 1998, and provides for an initial monthly rental of $18,495 with annual escalation based on the Consumer Price Index. At the end of the initial lease term, the Company has an option to extend the lease for a period of three years.

      In November 1997, the Company commenced operations out of a 12,800 square foot leased warehouse and office facility in Miami, Florida. The facility will handle sales into the southeastern region of the United States and Latin America. The lease has an initial monthly rental of $7,441 with annual escalation. At the end of the initial lease term of 5 years and 2 months, the Company has an option to extend the lease for a period of five years.

      The Company believes that its existing facilities are adequate for its current and future requirements and that additional space will be available as needed to accommodate future expansion of its operations.

Item 3. Legal Proceedings

      In October 1996, ArrayComm Incorporated, ("ArrayComm"), filed an action against the Company in United States District Court for the Northern District of California seeking a judgment to cancel the Company's trademark registration of the name "Intellicell". In January 1998, the parties settled the action wherein both parties recognized the others right to use the name "Intellicell" for the products listed in their respective trademark registrations. Under this settlement the Company will not contest the use of variations of the mark by ArrayComm such as "Intellawave" and ArrayComm will not contest the use of the Company's name, Intellicell Corp. No damages or monetary settlement were incurred or awarded.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this Report.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock has traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "FONE" since the Company's initial public offering on December 18, 1996. The following table sets forth, for the period indicated, the high and low sales prices of the Company's Common Stock as reported by Nasdaq. Such prices may include inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                               High      Low
                                               ----      ---
      Year Ended December 31, 1996
      ----------------------------
          Fourth Quarter (commencing
          December 18, 1996)                   $8.00    $5.00

      Year Ended December 31, 1997
      ----------------------------
          First Quarter                        $9.38    $6.25
          Second Quarter                       $7.88    $4.25
          Third Quarter                        $9.75    $7.13
          Fourth Quarter                       $7.75    $2.75

      Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

      On March 31, 1998, the closing price of the Common Stock on Nasdaq was $3.125. As of March 31, 1998, there were approximately twenty four holders of record of the Company's Common Stock. The Company believes that there are in excess of 400 beneficial owners of its Common Stock whose shares are held in "street name."

Dividend Policy

      To date, other than S corporation distributions made prior to its initial public offering, the Company has not paid any cash dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. The payment of cash dividends is restricted under the terms of the

Company's loan agreement with BankAmerica. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Recent Sales of Unregistered Securities

      There were no sales of unregistered securities of the Company during the fiscal year ended December 31, 1997.


Item 6.  Selected Financial Data

      The following selected financial data are derived from the Financial Statements of the Company which have been audited by BDO Seidman, LLP, independent certified accountants for the years ended December 31, 1997 and 1996 and Richard A. Eisner & Company, LLP, for the years ended December 31, 1995, 1994, and 1993. Such selected financial data should be read in conjunction with the Company's financial statements and related notes set forth herein commencing on page F-1.

Statement of Operations Data:

                 (in thousands, except share and per share data)
                 Year ended December 31,

                                           1993           1994           1995           1996           1997
                                        -----------    -----------    -----------    -----------    -----------
Net Sales                               $    20,496    $    56,447    $    69,850    $    81,225    $    81,401
Cost of sales                                19,846         54,402         67,485         77,555         77,862
Gross profit                                    650          2,045          2,365          3,670          3,539
Selling, general and  administrative
expenses                                        647          1,505          1,877          2,747          7,630
Non-recurring legal, auditing and
professional fees                                --             --             --             --          1,300
Income (loss)                                     3            540            488            923         (5,391)
Other income (expense)                          (25)          (103)           (86)          (392)          (391)
Income (loss) from operations                   (22)           437            402            531         (5,782)
Income tax expense (benefit)                     --             --             --           (308)           334
Net income - historical                 $       (22)   $       437    $       402    $       839    $    (6,116)
Pro forma net income (loss) (1)         $       (19)   $       257    $       236    $       315    $    (6,116)

Pro forma net income (loss) per share
(basic and diluted) (2)                 $    (0.01)    $     0.13     $     0.12    $      0.15    $     (1.37)
Weighted average number of
common shares outstanding (basic)        2,030,000      2,030,000      2,030,000      2,113,674    $ 4,451,182
Weighted average number of
common shares outstanding (diluted       2,030,000      2,030,000      2,030,000      2,114,641      4,451,182

Balance Sheet Data:
                                 (in thousands)
                                 As of December 31,

                                           1993            1994           1995           1996           1997
                                        -----------    -----------    -----------    -----------    -----------
Working capital (deficiency)            $      (151)   $      (175)   $      (243)   $     8,432    $     3,596
Total assets                                  2,077          7,250          8,604         16,025         11,414
Short-term debt                                  --            445          2,490             --          3,402
Total liabilities                             2,212          7,392          8,590          7,216          7,381
Stockholders' equity (capital
deficiency)                                    (135)          (142)            14          8,809          4,033

(1) Includes pro forma adjustments for income taxes. See Note 9 to Notes to Financial Statements.

(2) Based on pro forma net income and the weighted average number of shares of Common Stock outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including but not limited to, possible delays in the Company's expansion efforts, changes in wireless communications markets and technologies, the nature of possible supplier or customer arrangements which may become available to the Company in the future, possible product obsolescence, uncollectible accounts receivable, slow moving inventory, lack of adequate financing, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement.

Results of Operations

      In connection with the audit of the Company's financial statements for the year ended December 31, 1996, in fiscal 1997, the Company incurred non-recurring expenses of $1,024,000, consisting primarily of professional fees, including the fees of its prior auditor, fees of special counsel and a special auditor retained by the Company's Audit Committee. See "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" (Item 9). Additionally, the Company incurred $276,000 of legal and professional fees associated with the negotiation and investigation of the acquisition of Unplugged. This potential acquisition was abandoned in December 1997.

      In February 1998, the Company became aware that the business and associated assets of one of its major customers had been assumed by another creditor of this customer. As a result, in 1997, the Company expensed $1,665,000 to bad debt expense to reserve the unpaid receivable from this customer. The Company is in the process of investigating its legal remedies in connection with the foregoing.

      The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's statement of operations. The statement of operations contained in the Company's financial statements and the following table include pro forma adjustment for income taxes. See Note 9 to Notes to the Financial Statements.

                            Percentages of Net Sales
                             Year Ended December 31,


                                          1995      1996      1997
                                         ------    ------    ------
Net sales                                100.0%    100.0%    100.0%
Cost of sales                             96.6      95.5      95.6
Gross profit                               3.4       4.5       4.4
Selling, general and administrative
expenses                                   2.7       3.4       9.4
Non-recurring legal and auditing
fees                                        --        --       1.6
Income (loss) from operations               .7       1.1      (6.6)
Interest expense                            .1        .5        .5
Net (loss) income                           .6       1.0      (7.5)
Pro forma net (loss) income                 .3        .4      (7.5)

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Net sales were essentially flat from year to year increasing by approximately $176,000, or 0.22%, from 1996 to 1997. For 1997, domestic sales were $67,048,000 (82.4%) and foreign sales were $14,353,000 (17.6%) as compared to domestic sales of $77,034,000 (94.8%) and foreign sales of $4,191,000 (5.2%) for 1996. For the year ended December 31, 1997, accessory sales decreased by $14,186,000 or 68.6%, with such decrease offset by increased phone sales of $14,362,000, a 23.7% increase from such sales for the prior year.

      Gross profit decreased by $131,000, or 3.6%, from 1996 to 1997 and as a percentage of net sales decreased from approximately 4.5% to approximately 4.4% respectively, during these periods. The decrease in gross profit from 1996 to 1997 is primarily the result of an increase in the inventory obsolescence provision for 1997 of $197,000 (0.2% of 1997 sales) over such provision for 1996. In future periods, gross profit may be adversely affected by merchandise, freight and other costs, price competition and by changes in the mix of products offered by the Company.

      Selling, general and administrative expenses increased by approximately $4,883,000 or 177.8%, from 1996 to 1997, and increased from 3.4% to 9.4%, as a percentage of net sales. The most significant items accounting for this increase are an increase in bad debt expense for doubtful accounts receivable of $2,508,000 and doubtful notes receivable of $739,000, payroll and related costs of $625,000, (with such increase comprised of $110,000 for executive officers, $150,000 for accounting and administration and $365,000 for sales and marketing compensation). The increase in payroll and payroll related costs for 1997 as compared to 1996 was primarily the result of having three accounting and one executive position filled for only part of 1996 while the increase in compensation expense related to sales and marketing reflects both increased compensation levels and the number of personnel involved in this effort. Additional increases for 1997 over 1996 were associated with expense for non-capitalizable equipment repair and maintenance of $258,000 primarily associated with the Company's computer system, legal, auditing and professional fees of $141,000, and increased loan fee expense associated with the replaced line of credit of $172,000.

      In 1997, the Company incurred non-recurring expenses totaling $1,300,000. Of this amount $1,024,000 was incurred in connection with the audit of the Company's financial statements for the year ended December 31, 1996, consisting primarily of professional fees, including the fees of its prior auditor, fees of special counsel and a special auditor retained by the Company's Audit Committee. See "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" (Item 9). In December 1997, the Company terminated acquisition negotiations with Pacific Unplugged Communications, Inc.. Such negotiations had been ongoing since a non-binding letter of intent was signed by the parties in August 1997. In connection with the proposed acquisition the Company incurred and expensed, as non-recurring, $276,000 of professional and legal fees.

      Income from operations was $923,000 for 1996, as compared to an operating loss of $5,391,000 for 1997, a decrease of $6,314,000 or 684%. The 1997 operating loss is primarily due
to increased selling, general and administrative expenses and non-recurring expenses for 1997, as described above.

      Interest expense for 1996 and 1997 was $431,000 and $444,000, respectively. Interest expense is primarily attributable to borrowings under the Company's line of credit with CIT which during 1997, averaged $3,016,000 (1996-$3,700,000) at an average interest rate of 10.25% (1996- 10%) per annum.
At December 31, 1997, there was $3,402,000 (1996 - nil) of borrowing under this credit line.

      Historical net income decreased from $839,000 for 1996 to a historical net loss of $6,116,000 for 1997, a decrease of $6,955,000 or 829%. The decrease in net income resulted from an increase in selling, general and administrative expenses and non-recurring legal and auditing and professional fees and expenses and the reversal of a deferred tax benefit recorded in December 1996 in accordance with FASB 109, "Accounting for Income Taxes". A net deferred tax benefit of $330,000 was recognized upon termination of the Company's S corporation election in December 1996. At December 31, 1997, the Company has recorded a net deferred tax asset of $2,626,000 representing the future benefit of net operating losses and timing differences and has established a valuation reserve in an equal amount reflecting current assessment of the uncertain realizability of this asset.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      Net sales increased by $11,375,000, or 16.3%, from 1995 to 1996. The increase in net sales was primarily attributable to the expanded level of the Company's operations and primarily reflects higher-volume sales. For 1996, domestic and foreign net sales were $77,034,000 and $4,191,000, respectively, or 94.8% and 5.2%, respectively, of the Company's net sales.

      Gross profit increased by $1,305,000, or 55.2%, from 1995 to 1996 and as a percentage of net sales increased from 3.4% to 4.5% during these periods. The increase in gross profit as primarily due to the purchase of inventories at lower per unit costs as a result of volume discounts and, to a lesser extent, increased sales of higher-margin cellular telephones. In future periods, gross profit may be adversely affected by merchandise, freight and other costs, price competition and by changes in the mix of products offered by the Company.

      Selling, general and administrative expenses increased by $870,000, or 46.4%, from 1995 to 1996, and increased from 2.7% to 3.4%, as a percentage of net sales. The increase in absolute dollars was attributable to the Company's expanded level of operations and reflects increases in payroll and related costs and bad debt and collection expense. The Company expects these expenses will continue to increase in absolute dollars in connection with higher levels of sales.

      Income from operations was $488,000 for 1995, as compared to $923,000 for 1996, an increase of $435,000, or 89.1%. Income from operations as a percentage of net sales increased from 0.7% to 1.1% during these periods. The increase as primarily attributable to the increase in gross profit, partially offset by an increase in selling, general and administrative expenses.

      Interest expense increased by $364,000, or 543%, from 1995 to 1996. The increase was attributable to borrowings under the Company's line of credit with CIT, used to finance expanded levels of operations. Borrowings under the line of credit averaged $3,700,000 at an average rate of 10% per annum. There were no borrowings under this line of credit at December 31, 1996.

      Historical net income increased from $402,000 for 1995 to $839,000 for 1996, an increase of $437,000, or 108.7%. The increase in net income resulted from an increase in gross profit, and a deferred tax benefit in accordance with FASB 109, "Accounting for Income Taxes," partially offset by higher selling, general and administrative expense and higher interest expense. A net deferred tax benefit of $330,000, was recognized upon termination of the Company's S corporation election. No valuation allowance has been established as it is more likely than not that the deferred tax asset will be realized. Net income as a percentage of net sales increased from 0.6% in 1995 to 1.0% in 1996. Pro forma net income increased from $236,000 in 1995 to $315,000 in 1996, an increase of 33.5%.

Liquidity and Capital Resources

      Typically, the Company's primary cash requirements have been to fund increased levels of inventories, accounts receivable and operations. The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings. At December 31, 1997, the Company had working capital of $3,596,000 compared to working capital of $8,432,000 at December 31, 1996. The decrease in working capital is primarily attributable to increased borrowings under the Company's credit line and increased allowances for doubtful accounts and notes receivable. The losses sustained from operations including the effect of $3,627,000 of bad debt expense during 1997, has significantly reduced the Company's liquidity. Additionally, as a result of the Company's operating losses, certain vendors have restricted credit to the Company.

     Net cash used in operating activities was $5,374,000 in 1997, and $6,716,000 in 1996. The decrease in cash used for 1997 was primarily attributable the net loss, an increase in accounts receivable and a decrease in accounts payable which were partially offset by decreases in inventories, deposits for purchase of inventory, increases in the allowances for doubtful accounts and notes receivable and proceeds from the repayment of other receivables. Net cash provided by investing activities was $1,505,000 in 1997, and $510,000 in 1996. The increase in cash provided by investing activities was primarily attributable to proceeds from the repayment of notes receivable. Net cash provided by financing activities was $3,869,000 in 1997, and $6,206,000 in 1996. The decrease was primarily attributable to the proceeds of the Company's initial public offering of Common Stock in December 1996 and a decrease in the bank overdraft position at December 31, 1997, partially offset by the payment of loans payable and S corporation distributions in 1996. In 1996 the Company received net proceeds from its initial public offering of $8,047,000, of which $2,715,000 was used to repay indebtedness and $5,332,000 was used in connection with expansion, primarily inventory purchases and payments of accounts payable. In January 1997, the managing underwriter exercised an over-allotment option (the "Over-allotment

Option") to purchase an additional 300,000 shares, resulting in net proceeds of $1,341,000. At December 31, 1997, the Company had a bank overdraft position of $250,000.

      Net cash used in operating activities was $6,716,000 in 1996, as compared to net cash provided by operating activities of $246,000 in 1995. The increase in cash used was primarily attributable to increased levels of inventory and accounts receivable. Net cash provided by investing activities was $510,000 in 1996, as compared to net cash used of $579,000 in 1995. The increase in cash provided by investing activities was attributable to proceeds from the repayment of notes receivable and advances to officers, employees and others. Net cash provided by financing activities was $6,206,000 in 1996, as compared to net cash used in financing activities of $25,000 in 1995. The increase was attributable to the proceeds of the Company's initial public offering of Common Stock in December 1996 and the bank overdraft position, partially offset by the payment of loans payable and S corporation distributions. At December 31, 1996, the Company had a bank overdraft position of $1,012,000. The Company received net proceeds from its initial public offering of $8,047,000, of which $2,715,000 was used to repay indebtedness and $5,332,000 was used in connection with expansion, primarily inventory purchases and payments of accounts payable.

      In January 1998, the Company entered into a new loan agreement with BankAmerica Business Credit, Inc. ("BankAmerica") which provides for borrowings under a line of credit of up to $12,000,000. Advances under the line of credit are based on a borrowing formula equal to the sum of (i) 80% of eligible accounts receivable and (ii) the lower of $6,000,000 or 50% of eligible inventory. Interest accrues on such advances at the prime lending rate plus one half of one percent (.5%) per annum and is payable monthly. The credit line expires in January 2001. At March 31, 1998, $2,885,000 was outstanding under the line of credit.

      All of the Company's assets (including inventories and receivables) are pledged as collateral for the loan with BankAmerica, and the Company is prohibited from incurring additional indebtedness, except for trade indebtedness, which could limit the Company's ability to expand its operations. In addition to financial covenants requiring the Company to maintain a tangible net worth of $5.5 million and annual earnings of $500,000 before interest, taxes, depreciation and amortization, the Company's agreement with BankAmerica limits or prohibits the Company, subject to certain exceptions, from declaring or paying cash dividends, making capital distributions or other payments to stockholders, merging or consolidating with another corporation, selling assets (other than in the ordinary course of business), creating liens or security interests on the Company's assets and entering into transactions with affiliates.

      At December 31, 1997, the Company was in violation of the tangible net worth covenant. In April 1998, BankAmerica waived the December 31, 1997 default of the tangible net worth covenant and revised the Credit Agreement by amendment. See "Item 1 - Business--Recent Developments."

      At December 31, 1996, Ben Neman, Chairman, President and Chief Executive Officer of the Company, personally guaranteed up to $500,000 of the Company's indebtedness to CIT its former finance company. Pursuant to the terms of the Company's loan agreement with CIT, such guarantee was released in April 1997. There can be no assurance that any such personal guarantee will be available to the Company in the future.

      In connection with the loan agreement with its former finance company, the Company issued to CIT warrants to purchase 15,000 shares of Common Stock at an exercise price of $5.00 per share. Such warrants remain outstanding as of the date of this report.

      In December 1995, the Company converted $2,000,000 of a trade payable balance to Brightpoint, Inc. into a loan bearing interest at the rate of 9.1% per annum repayable in twelve equal monthly installments of $175,000. Payments under such loan were made through May 1996 and, in July 1996, the Company issued a promissory note evidencing the remaining outstanding principal balance of $1,188,577. In December 1996, $1,000,000 of the principal amount of such note was converted into 223,464 shares of Common Stock, and the remaining $234,000 of principal and accrued interest was repaid. During 1997, Brightpoint Inc. sold its Common Stock holdings in the Company.

      The Company has increasingly emphasized the sale of products on open account and has purchased increased levels of inventories to support an expanding customer base. For the years ended December 31, 1995, 1996 and 1997, 63.5%, 79.3% and 93.6% of the Company's sales were made on open account. Inventory turns decreased from 20.2 times during fiscal 1995 to 15.9 times during fiscal 1996 and to 14.2 times during 1997 reflecting increased average inventories of $3.3 million for 1995, $4.8 million for 1996 and $5.4 million for 1997.

      The Company's trade accounts receivable, less allowances for doubtful accounts at December 31, 1997, was $6,578,000 as compared to $6,287,000 at December 31, 1996. As of December 31, 1997, accounts 90 days past due were approximately 9.9% of aggregate trade accounts receivable as compared to 14.7% of aggregate trade accounts receivable at December 31, 1996.

      The allowance for doubtful accounts receivable was $2,697,000 at December 31, 1997, and $428,000 at December 31, 1996. The increase in the allowance for doubtful accounts receivable results primarily from the Company's largest customer (11.7% of total 1997 sales) sustaining severe financial difficulties. The Company currently believes that this customer is out of business and that its assets have been taken over by another supplier/customer and competitor. The Company is in the process of investigating its legal remedies in connection with the foregoing. Other significant increases in the allowance for doubtful account receivable relate to 44 domestic accounts aggregating $577,000 and 7 foreign accounts aggregating $456,000.

      At December 31, 1997, notes receivable, less the allowance for doubtful notes receivable was $195,000 as compared to $337,000 at December 31, 1996. The allowance for doubtful notes receivable at December 31, 1997, was $739,000 while at December 31, 1996, no such allowance was recorded. Notes receivable are the result of converting aged accounts receivable into interest bearing promissory notes with a fixed maturity. Of the notes receivable for which an allowance is provided, one note due from a foreign customer accounts for 71% of the total.

      Bad debt expense for trade accounts receivable and notes receivable equaled $3,627,000 or 4.5% of the Company's revenues for 1997, and was less than 1% of revenues for 1996.

      The Company believes the allowances for doubtful accounts receivable and doubtful notes receivable are adequate for the size and nature of its receivables. Nevertheless, further delays in the collection or the uncollectibility of accounts receivable will continue to have an adverse effect on the Company's liquidity and working capital position. Because of market considerations the Company will offer open account terms to additional customers, which will subject the Company to increased credit risks, particularly in foreign markets, and could require the Company to increase its allowance for doubtful accounts. The Company attempts to minimize losses on credit sales by monitoring its customers' creditworthiness. The Company seeks to obtain letters of credit or similar security in connection with open account sales to customers located in foreign markets.

      At December 31, 1997, the Company's inventory reserve was $550,000, which the Company believes is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. The amounts the Company will ultimately realize could, however differ materially from the amounts estimated in arriving at the inventory reserve.

      Prior to its initial public offering in December 1996, the Company elected to be taxed as an S corporation and, accordingly, was not subject to income taxes. Net income had been taxed for federal and state income purposes directly to the Company's stockholders. For the years ended December 31, 1994, 1995 and 1996, the Company made S corporation distributions to its stockholders in the amounts of $444,000, $166,000 and $1,091,000, respectively. Excess distributions for the year ended December 31, 1996 to the Company's President in the amount of $454,000 were repaid by the delivery of 101,562 shares of the Company's Common Stock held by the Company's President for cancellation. See Item 13 "Certain Transactions."

      In October 1996, ArrayComm Incorporated, ("ArrayComm"), filed an action against the Company in United States District Court for the Northern District of California seeking a judgment to cancel the Company's trademark registration of the name "Intellicell". In January 1998, the parties settled the action wherein both parties recognized the others right to us the name "Intellicell" for the products listed in their respective trademark registrations. Under this settlement the Company will not contest the use of variations of the mark by ArrayComm such as "Intellawave" and ArrayComm will not contest the use of the Company's name, Intellicell Corp. No damages or monetary settlement were incurred or awarded.

      The Company relocated its executive offices and warehouse to larger facilities in February 1998. This new facility located in Chatsworth, California is comprised of approximately 13,000 square feet of office and operations area and 23,000 square feet of warehouse. The facility is leased with an initial term of three years with one three year option to extend. The Company has incurred approximately $200,000 in capital expenditures in 1998 for leasehold improvements, furniture, fixtures and equipment associated with these facilities.

      In November 1997 the Company opened a Miami, Florida office comprised of 10,000 square feet of warehouse and 2,000 square feet of office space. The facility is leased with an initial term of five years and two months with a option to extend for an additional five years.

      The Company has no other material commitments for capital expenditures.

      Based on currently proposed plans and assumptions relating to its operations, the Company believes that projected cash flow from operations and available cash resources, including its revolving line of credit, may be (although no assurance can be given that it will be), sufficient to satisfy its near-term cash requirements. The Company currently does not have significant borrowing availability under its credit facility. Under the Company's line of credit, the Company is prohibited from incurring additional indebtedness, except for trade indebtedness. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. In addition, in response to the significant losses sustained during the fiscal year ended December 31, 1997 and continuing intense competition encountered by the Company, the Company reduced its work force by fourteen (14) employees or thirty five (35%) percent. The Company is also seeking to address its liquidity concerns by attempting to secure more favorable contracts for supply of products with manufacturers of digital PCS and digital cellular equipment. In addition, the Company intends on establishing more stringent criteria to evaluate creditworthiness prior to extending credit to customers. No assurance can be given that these measures will help to alleviate the liquidity concerns faced by the Company.

Seasonality

      Sales of the Company's products are seasonal and are a function of consumer sales with peak product shipments typically occurring in the third and fourth quarters.

Inflation

      Inflation has historically not had a material effect on the Company's operations.

Year 2000 Compliance

      See "Item 1 - Business -- Asset Management --Year 2000 Compliance."

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS No. 130) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No. 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

      The financial statements appear in a separate section of this report as pages F-1 through F- 27 following Part IV. The unaudited Quarterly Results of Operations are as follows (in thousands except per share data):

1997                                      First      Second       Third      Fourth
Net sales                               $ 21,782    $ 19,211    $ 20,512    $ 19,896
Gross profit                               1,292       1,180         622         445
Pro forma net loss                          (382)        (48)     (2,033)     (3,653)
Pro forma net loss per share               (0.08)      (0.01)      (0.46)      (0.82)

1996                                      First      Second       Third      Fourth
Net sales                               $ 22,288    $ 20,182    $ 23,519    $ 15,236
Gross profit                                 952         923       1,262         533
Pro forma net income (loss)                  150         218         129        (182)
Pro forma net income (loss) per share       0.07        0.10        0.06       (0.08)

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 9, 1997, Richard A. Eisner & Company, LLP ("Eisner"), the accounting firm that audited the Company's financial statements at December 31, 1994 and 1995 and for the years ended December 31, 1993, 1994 and 1995, resigned as the Company's independent auditor. The report of Eisner for the fiscal years ended December 31, 1993, 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the audit period for the fiscal years ended December 31, 1993, 1994 and 1995, and during the interim period prior to Eisner's resignation, there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. However, in its letter of resignation addressed to the

Company's Board of Directors, Eisner concluded that it was "unable to rely on the integrity of management." In a subsequent letter filed as an Exhibit to the Company's Current Report on Form 8-K, Eisner stated that its resignation followed an expanded scope investigation in response to allegations with respect to the 1996 financial statements made to Eisner by the Company's controller, and that during Eisner's investigation evidence came to its attention that contradicted statements made to Eisner by management.

      Effective April 19, 1997, the Company engaged BDO Seidman, LLP as independent auditors to audit the Company's annual financial statements. During the Company's two fiscal years, and the subsequent interim period prior to its engagement, neither the Company nor any person acting on behalf of the Company consulted BDO Seidman, LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or
(ii) any matters that were either the subject of a disagreement or a reportable event.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

     Name                 Age       Position
     ----                 ---       --------
Ben Neman                 40        Chairman of the Board, President
                                    and Chief Executive Officer

James E. Bunting          49        Executive Vice President, Chief
                                    Operating Officer and Director

John C. Snyder II         52        Vice President and Chief Financial Officer

Vinay Sharma              50        Director

J. Sherman Henderson      53        Director


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

      Vinay Sharma has been a director of the Company since October 1996. Mr. Sharma has been a partner with the law firm Sharma & Herron since March 1992. Mr. Sharma received his Masters in Business Administration in June 1974 and Juris Doctor degree in May 1982 from the University of California at Berkeley.

      J. Sherman Henderson has been a director of the Company since February 1998. Since 1993, Mr. Henderson has been President, CEO and founder of UniDial Communications, a long-distance phone service reseller and full service distributor of telecommunications products and services. Prior to this time and until 1989, Mr. Henderson was a principal and founder of Charter Network, a Midwest long distance phone carrier.

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

      Messrs. Sharma and Henderson are members of the Company's Audit Committee.

      In addition to the Company's executive officers and directors, Mr. Meir Abramov is a key employee of the Company. Mr. Abramov, age 29, has been a Vice President of the Company in charge of purchasing and large account sales for more than the past four years.

      The Company has agreed, until December 17, 1999, if so requested by Sands Brothers & Co., Ltd. ("Sands"), the Representative of the several underwriters of the Company's initial public offering, to nominate and use its best efforts to elect a designee of Sands as a director or, at Sands' option, as a non-voting advisor to the Company's Board of Directors. Sands exercised its right to designate Mr. Alan M. Bluestine, a managing director of Sands Brothers, as a nonvoting advisor to the Company's Board of Directors on June 6, 1997.

Business of the Board of Directors

      During the fiscal year ended December 31, 1997, the Company's Board of Directors held ten meetings. All Directors attended these meetings.

Item 11.    Executive Compensation

      The following table discloses the compensation for the persons serving as the Company's principal executive officer and operating officer during the fiscal years ended December 31, 1996 and 1997. No other officer of the Company received compensation in excess of $100,000 for the Company's fiscal years ended December 31, 1996 and 1997.

                           Summary Compensation Table

                               Annual Compensation
                               -------------------
                                                                  Compensation
                                                                     Awards
                                                                   Securities
                                                                   Underlying
                                 Year    Salary($)    Bonus($)     Options(#)

Ben Neman                        1997      72,000
      Chief Executive Officer    1996      72,000                    12,000
                                 1995      75,000
James E. Bunting
      Chief Operating Officer    1997      70,000      75,000
                                 1996      35,000                    50,000


Option Grants in Fiscal Year Ended December 31, 1997

      No options were granted to applicable Officers during the fiscal year ended December 31, 1997.

Option Exercises in 1997 Fiscal Year

      There were no options for the purchase of Common Stock exercised during the year ended December 31, 1997.

      The following table sets forth information concerning the value of unexercised stock options held by the Chief Executive and Operating Officers as of December 31, 1997. No options were exercised during the fiscal year ended December 31, 1997.

                    Aggregated Fiscal Year End Option Values

                 Number of Securities Underlying   Value of Unexercised
                 Unexercised Options               In-the-Money Options
                 At December 31, 1997              At December 31, 1997*

Name             Exercisable     Unexercisable     Exercisable     Unexercisable

Ben Neman            4,000            8,000             $-0-           $-0-
James E. Bunting    16,667           33,333             $-0-           $-0-

* Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock which was $5.00 on December 31, 1997.

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

      The Company has entered into a three-year agreement, dated as of July 1, 1996, with Mr. Bunting which provides for an annual base compensation of $70,000 and such bonus as the Board of Directors may from time to time determine. The employment agreement contains a confidentiality provision, and a covenant not to compete with the Company for a period of one year following termination of employment. The agreement provides that if Mr. Bunting is terminated without cause (including as a result of a change in control), the employee will be paid an amount equal to four months of his annual salary in consideration of his agreement not to compete with the Company and an amount equal to two months of his annual salary as severance. In connection with such employment agreement, the Company granted to Mr. Bunting an option to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.00 per share. The options are exercisable as to one-third of the shares covered thereby on the first, second and third anniversaries of the date of grant.

      The Company has entered into a three-year employment agreement with Mr. Abramov, effective as of December 17, 1996, which provides for an annual base compensation of $66,000 and an annual bonus of $66,000.

      The Company has entered into a three-year agreement, dated as of April 30, 1997, with Mr. Snyder which provides for an annual base compensation of $70,000 and an annual bonus of $50,000. The employment agreement contains a confidentiality provision, and a covenant not to compete with the Company for a period of one year following termination of employment. The agreement provides that if Mr. Snyder is terminated without cause (including as a result of a change in control), the employee will be paid an amount equal to six months of his annual salary and bonus in consideration of his agreement not to compete with the Company. In June 1997, the Agreement was amended to allow termination of employment only upon the unanimous consent of the Company's independent directors. In connection with such employment agreement, the Company granted to Mr. Snyder an option to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $6.63 per share. The options are exercisable as to one-third of the shares covered thereby on the first, second and third anniversaries of the date of grant.

      In January 1998, the Board of Directors approved a salary adjustment for Messrs. Neman and Bunting to $100,000 and $140,000 per year, respectively. However, the Board of Directors is currently discussing a rollback or reduction in the salaries of certain executive officers' salaries.

Stock Option Plans

      In October 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), as amended, and in February 1998 the Board of Directors of the Company adopted the 1998 Stock Option Plan (the "1998 Plan; together with the 1996 Plan hereinafter the "Plans") pursuant to which 460,000 and 540,000 shares of Common Stock respectively are currently reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. Until such time as the shareholders of the Company approve the 1998 Plan, only non-qualified stock options can be issued thereunder.

      Under the Plans (subject, however, to the above-referenced shareholder approval with respect to the 1998 Plan), ISOs may be granted under the Plans to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

      The Plans are intended to qualify under Rule 16b-3 under the Securities Exchange Act of 1934, and are administered by the Board of Directors. The Board, within the limitations of the Plans, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, and the time, manner and form of payment upon exercise of an option. Unless sooner terminated the 1996 Plan and the 1998 Plan will expire in October 2006 and February 2008, respectively.

      ISOs granted under the Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company) may not exceed $100,000. Non-qualified options granted under the Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Options granted under the Plans will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). All options granted under the Plans are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

      The Plans contain anti-dilution provisions authorizing appropriate adjustments in certain circumstances. Shares of Common Stock subject to options which expire without being exercised or which are canceled as a result of the cessation of employment are available for further grants. No shares of Common Stock of the Company may be issued to any optionee until the full option price has been paid. The Board may grant individual options under the Plans with more stringent provisions than those specified in the Plans.

      As of the date of this Annual Report, options to purchase an aggregate of 338,750 shares of Common Stock are outstanding under the 1996 Plan. Of such options, options to purchase have been granted to the following individuals at the indicated price; Mr. Neman, 12,000 at $5.50, Mr. Bunting, 50,000 at $5.00, and Mr. Snyder, 50,000 at $6.63.

      As of the date of this Annual Report, options to purchase an aggregate of 300,000 shares of Common Stock are outstanding under the 1998 Plan. Of such options, 100,000 options were granted at $3.81 per share to: Messrs. Henderson and Sharma, and to Sands Brothers & Co., Ltd., the Company's investment banker.

      The Company also granted, in October 1996, options to purchase 65,000 shares outside of the 1996 Plan at an exercise price of $5.00 per share, all of which are outstanding as of the date of this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of March 31, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of

Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) the Company's Chief Executive Officer, (iii) each of the Company's directors and
(iv) all executive officers and directors as a group:

                                       Amount and Nature       Percentage of
Name and Address                       Of Beneficial           Outstanding
Of Beneficial Owner                    Ownership (3)           Shares Owned

Mellon Bank Corporation (1)                357,500                8.1%
Ben Neman (2)(4)                         1,824,105               40.0
James E. Bunting(2)(5)                      21,667                0.5
Vinay Sharma (6)                                --                 --
J. Sherman Henderson (7)                    20,000                0.4
Meir Abramov(8)                             72,333                1.6
                                         ---------               ----
All executive officers and
Directors as a group (five persons)(9)   1,938,105               42.5


(1) The principal business office is c/o One Mellon Bank Center, Pittsburgh, Pennsylvania 15258.

(2) The address for each of such individuals is in care of the Company, 9314 Eton Avenue, Chatsworth, California 91311.

(3) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 1998 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 31, 1998 have been exercised. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(4) Excludes 72,333 shares of outstanding Common Stock transferable upon exercise of options granted by Mr. Neman to Mr. Abramov, an employee of the Company. Such options total 217,000 and are exercisable as to one-third of the shares covered thereby commencing October 1997. Includes 4,000 shares issuable upon exercise of options held by Mr. Neman. Does not include options to purchase 8,000 shares of Common Stock.

(5) Includes 16,667 shares issuable upon exercise of options. Does not include options to purchase 33,333 shares of Common Stock.

(6)   Does not include options to purchase 100,000 shares of Common Stock.

(7) Does not include options to purchase 100,000 shares of Common Stock and warrants to purchase 10,000 shares of common stock.

(8) Includes 72,333 shares of outstanding Common Stock transferable upon exercise of options granted by Mr. Neman to Mr. Abramov, an employee of the Company. Does not include 144,667 of such options.

(9) Includes an aggregate of 20,667 shares issuable upon exercise of options. Does not include options to purchase an aggregate of 291,333 shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions.

      Between January 1, 1995, and June 30, 1996, the Company made aggregate non-interest bearing advances to Mr. Neman of $454,145. In December 1996, the Company repurchased 36,000 shares of Common Stock from Mr. Neman in consideration of the cancellation of $180,000 of such indebtedness, and Mr. Neman repaid the remaining balance of such indebtedness.

      Excess S corporation distributions for the year ended December 31, 1996, to Mr. Neman in the amount of $454,000 were repaid by the delivery to the Company of 101,562 shares of the Company's Common Stock held by Mr. Neman for cancellation. The shares of Common Stock delivered by Mr. Neman were valued at the initial public offering price of the Company's Common Stock less underwriting discounts and commissions.

      Mr. Neman had personally guaranteed up to $500,000 of the Company's indebtedness to CIT, the Company's former finance company, with such guarantee released in April 1997.

      Cellular Specialists, a company controlled by Mr. Neman's brother, is a customer of the Company. For the year ended December 31, 1997, the Company sold $254,000 of cellular products to Cellular Specialists on terms no less favorable than to an unaffiliated third party. In December 1996, the Company granted options to purchase 35,000 shares of Common Stock at an exercise price of $5.00 per share to Mr. Neman's brother.

      Digicell International Inc. ("Digicell"), a company controlled by two of Mr. Neman's cousins, is a customer and a supplier to the Company. For the year ended December 31, 1997, the Company sold to Digicell $1,455,000 and purchased from Digicell $299,000 of cellular products on terms no less favorable to the Company than could be obtained from an unaffiliated third party.

      Vinay Sharma, a director of the Company, is a partner with the law firm Sharma & Herron, one of the Company's attorneys. The Company paid such firm approximately $14,000 during the year ended December 31, 1997, for legal services rendered. In March 1998, options to purchase an aggregate of 100,000 shares of Common Stock at $3.81 per share were granted to Mr. Sharma under the 1998 Plan. At the same time options to purchase 50,000 shares of Common Stock (3,000 shares at $5.00 and 47,000 shares at $8.25 granted in 1996 and 1997, respectively) under the 1996 Plan were canceled.

                                     PART IV

Item. 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The Financial Statements are filed as a part of this report as pages F-1 through F-27 following the signature page.

(a)(2)      Financial Statement Schedules

            Schedule II - Valuation and Qualifying accounts page F-28

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)      Exhibits

            The following Exhibits are filed herewith pursuant to Rule 601 of Regulation of S-K and paragraph (C) of this Item 14.

Exhibit
Number      Description
------      -----------

1.1   Form of Underwriting Agreement (1)

3.1   Certificate of Incorporation (1)

3.2 Certificate of Merger and Plan and Agreement of Merger, between Cellular Telecom Corporation, a California corporation, and the Registrant (1)

3.3   Bylaws (1)

4.1   Specimen form of Common Stock Certificate (2)

4.2   Form of Representative's Warrant Agreement (2)

4.3   Form of Warrant issued as a dividend to Common Stock holders of Registrant
      (3)

4.4 Warrant Agreement, between the Company and Continental Stock Transfer Trust Company, as Warrant Agent dated December 17, 1997 (3)

10.1  Form of 1996 Stock Option Plan of Registrant (1)

10.2  Form of Employment Agreement between the Registrant and Ben Neman (1)

10.3  Form of Employment Agreement between the Registrant and James E. Bunting
      (1)

10.4  Lease Agreement between the Registrant and California Cosmetics (1)

10.5 Credit Facility and Security Agreement, dated June 18, 1996, by and between the Registrant and CIT Group/Credit Finance, Inc. and related documents (1)

10.6 Form of Employment Agreement between the Registrant and John C. Snyder II, dated April 30, 1997 (4)

10.7 Lease Agreement between the Company and Northpark Industrial, dated December 22, 1997 (4)

10.8 Lease Agreement between the Company and AMB Industrial Income Fund, Inc., dated July 18, 1997 (4)

10.9 Loan and Security Agreement, dated January 12, 1998, by and between the Registrant and BankAmerica Business Credit Inc. (4)

10.10 Form of Amendment to Loan and Security Agreement referred to in Exhibit
      10.9 (4)

10.11 Form of 1998 Stock Option Plan (4)

27    Financial Data Schedule (for SEC only) (4)

----------
(1) Incorporated by reference to Registrant's Form S-1 Registration Statement filed with the Commission on November 4, 1996.

(2) Incorporated by reference to Registrants Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on December 9, 1996.

(3) Incorporated by reference to Registrant's Form 8-A Registration Statement filed with the Commission on December 5, 1997.

(4)   Filed herewith.

(b)   Reports on Form 8-K:

Report on Form 8-K, dated November 25, 1997, with the Securities and Exchange Commission reporting the declaration of a dividend to shareholders in the form of a warrant to purchase Common Stock of the Company under Item 5.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTELLICELL CORP
Dated: April 13 , 1998

                                            By: /s/ Ben Neman
                                                -------------
                                                Ben Neman
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                  Date

/s/ Ben Neman               Chief Executive Officer,        April 13, 1998
-------------               President and Chairman of the
 Ben Neman                  Board, (Principal Executive
                            Officer)

/s/ James E. Bunting        Executive Vice President,       April 13, 1998
--------------------        Chief Operating Officer and
 James E. Bunting           Director

/s/ John C. Snyder II       Vice President and Chief        April 13, 1998
---------------------       Financial Officer (Principal
 John C. Snyder II          Financial and Accounting
                            Officer)

/s/ J. Sherman Henderson    Director                        April 13, 1998
------------------------
 J. Sherman Henderson

/s/ Vinay Sharma            Director                        April 13, 1998
----------------
 Vinay Sharma

                                Intellicell Corp.


                                                            Financial Statements
                                          Years Ended December 31, 1996 and 1997

                                Intellicell Corp.


                                                            Financial Statements
                                          Years Ended December 31, 1996 and 1997

                                Intellicell Corp.

                          Index to Financial Statements


Report of Independent Certified Public Accountants                                          F-2

Report of Independent Auditors                                                              F-3

Balance sheets as of December 31, 1996 and 1997                                             F-4

Statements of operations for the years ended December 31, 1995,
      1996 and 1997                                                                         F-6

Statements of changes in stockholders' equity (capital deficiency) for the years
      ended December 31, 1995, 1996 and 1997                                                F-7

Statements of cash flows for the years ended December 31, 1995,
      1996 and 1997                                                                         F-8

Notes to financial statements                                                              F-10

Report of Independent Auditors on Schedule                                                 F-27

Schedule II - Valuation and qualifying accounts                                            F-28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Intellicell Corp.
Chatsworth, California


      We have audited the accompanying balance sheets of Intellicell Corp. as of December 31, 1996 and 1997 and the related statements of income, stockholders' equity, and cash flows for each of the years then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellicell Corp. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

      Also, in our opinion, the schedule presents fairly in all material respects, the information set forth therein.



                                            BDO SEIDMAN, LLP



Los Angeles, California
March 6, 1998
Except for Notes 5 and 13
  which are as of April 10, 1998

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders Intellicell Corp.
Chatsworth, California


      We have audited the accompanying statements of operations, changes in stockholders' equity (capital deficiency), and cash flows for Intellicell Corp. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above presented fairly, in all material respects, the results of the operations and cash flows of Intellicell Corp. for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP


New York, New York
September 13, 1996

                                Intellicell Corp.

                                 Balance Sheets

                                                                    December 31,
                                                            -------------------------
                                                                1996          1997
                                                            -----------   -----------
Assets

Current assets:
  Accounts receivable, net of allowance for doubtful
    accounts of $428,000 and $2,697,000                     $ 6,287,000   $ 6,578,000
  Inventories, net of reserve of $442,000 and $550,000        6,437,000     3,494,000
  Notes receivable, net of allowance for doubtful
    notes of $0 and $739,000                                    337,000       195,000
  Other receivables                                             500,000            --
  Deposits for purchase of inventory                          1,443,000       271,000
  Deferred tax asset                                            353,000            --
  Prepaid expenses and other current assets                     268,000       439,000
                                                            -----------   -----------

         Total current assets                                15,625,000    10,977,000


Property and equipment, net of accumulated depreciation
  of $36,000 and $98,000                                        156,000       286,000
Goodwill, net of accumulated amortization of $13,000
  and $23,000                                                    87,000        77,000
Deferred financing costs, net of accumulated amortization
  of $58,000                                                    118,000            --
Other assets                                                     39,000        74,000
                                                            -----------   -----------

  Total assets                                              $16,025,000   $11,414,000
                                                            ===========   ===========

                 See accompanying notes to financial statements.

                                Intellicell Corp.

                                 Balance Sheets

                                                                          December 31,
                                                                 ----------------------------
                                                                     1996            1997
                                                                 ------------    ------------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank overdraft                                                 $  1,012,000    $    250,000
  Revolving credit facility                                                --       3,402,000
  Accounts payable                                                  5,994,000       3,425,000
  Accrued expenses                                                    187,000         304,000
                                                                 ------------    ------------

         Total current liabilities                                  7,193,000       7,381,000

Deferred tax liability                                                 23,000              --
                                                                 ------------    ------------

         Total liabilities                                          7,216,000       7,381,000
                                                                 ------------    ------------

Commitments and contingencies (Note 8)

Stockholders' equity
  Preferred stock - $.01 par value, 1,000,000 shares
    authorized and none issued                                             --              --
  Common stock - $.01 par value, 15,000,000 shares authorized,
    4,217,464 and 4,415,902 shares issued and outstanding
    at December 31, 1996 and 1997                                      42,000          44,000
  Additional paid-in capital                                        8,925,000      11,792,000
  Retained earnings                                                   296,000      (7,803,000)
  Due from officer                                                   (454,000)             --
                                                                 ------------    ------------

         Total stockholders' equity                                 8,809,000       4,033,000
                                                                 ------------    ------------

  Total liabilities and stockholders' equity                     $ 16,025,000    $ 11,414,000
                                                                 ============    ============

                See accompanying notes to financial statements.

                                Intellicell Corp.

                            Statements of Operations

                                                  Years Ended December 31,
                                        --------------------------------------------
                                            1995            1996            1997
                                        ------------    ------------    ------------
Net sales                               $ 69,850,000    $ 81,225,000    $ 81,401,000

Cost of sales                             67,485,000      77,555,000      77,862,000
                                        ------------    ------------    ------------

Gross profit                               2,365,000       3,670,000       3,539,000

Selling, general and administrative
  expenses                                 1,877,000       2,747,000       7,630,000

Non-recurring legal and auditing fees             --              --       1,300,000
                                        ------------    ------------    ------------

Income (loss) from operations                488,000         923,000      (5,391,000)

Other income (expense):
  Interest (expense)                         (67,000)       (431,000)       (444,000)
  Other income (loss)                        (19,000)         39,000          53,000
                                        ------------    ------------    ------------

Income (loss) before income taxes            402,000         531,000      (5,782,000)

Taxes on income                                   --        (308,000)        334,000
                                        ------------    ------------    ------------

Net income (loss) - Historical          $    402,000    $    839,000    $ (6,116,000)
                                        ============    ============    ============

Basic earnings (loss) per share         $       0.20    $       0.40    $      (1.37)
                                        ============    ============    ============
Diluted earnings (loss) per share       $       0.20    $       0.40    $      (1.37)
                                        ============    ============    ============


Pro forma amounts (unaudited):
Income (loss) before income taxes       $    402,000    $    531,000    $ (5,782,000)

Taxes on income                              166,000         216,000         334,000
                                        ------------    ------------    ------------

Net income (loss)                       $    236,000    $    315,000    $ (6,116,000)
                                        ============    ============    ============

Basic earnings (loss) per share         $       0.12    $       0.15    $      (1.37)
                                        ============    ============    ============
Diluted earnings (loss) per share       $       0.12    $       0.15    $      (1.37)
                                        ============    ============    ============

                 See accompanying notes to financialstatements.

                                Intellicell Corp.
       Statements of Changes in Stockholders' Equity (Capital Deficiency)
                  Years Ended December 31, 1995, 1996 and 1997


                                                                                         Retained
                                               Common Stock             Additional       Earnings
                                       ----------------------------       Paid-in      (Accumulated     Due From
                                          Shares          Amount          Capital        Deficit)        Officer           Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at January 1, 1995                2,030,000    $         --    $         --    $   (142,000)   $         --    $   (142,000)

Distributions to stockholders                    --              --              --        (166,000)             --        (166,000)

Capital contribution                             --         100,000              --              --              --         100,000

Net income for the year                          --              --              --         402,000              --         402,000

Advances to officer                              --              --              --              --        (180,000)       (180,000)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1995              2,030,000         100,000              --          94,000        (180,000)         14,000

Net income for the period January 1,
  1996 to December 21, 1996                      --              --              --         543,000              --         543,000

Withdrawal of undistributed S
  corporation earnings                           --              --              --        (637,000)       (454,000)     (1,091,000)

Reorganization with $.01 par value
  common stock                                   --         (80,000)         80,000              --              --              --

Common stock issued as consideration
  for note payable                          223,464           2,000         998,000              --              --       1,000,000

Common stock acquired from officer
  as settlement of balance due from
  officer and retirement of such shares     (36,000)             --        (180,000)             --         180,000              --

Common stock issued pursuant to initial
  public offering (net of expense)        2,000,000          20,000       8,027,000              --              --       8,047,000

Net income for the period December 22,
  1996 to December 31, 1996                      --              --              --         296,000              --         296,000
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1996              4,217,464          42,000       8,925,000         296,000        (454,000)      8,809,000

Common stock issued pursuant to initial
  public offering over-allotment
  provisions                                300,000           3,000       1,337,000              --              --       1,340,000

Common stock acquired from officer as
  settlement of balance due from
  officer and retirement of such shares    (101,562)         (1,000)       (453,000)             --         454,000              --

Stock warrant dividend (Note 6)                  --              --       1,983,000      (1,983,000)             --              --

Net loss for the year                            --              --              --      (6,116,000)             --      (6,116,000)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1997              4,415,902    $     44,000    $ 11,792,000    $ (7,803,000)   $         --    $  4,033,000
                                       ============    ============    ============    ============    ============    ============

                 See accompanying notes to financial statements.

                                Intellicell Corp.

                            Statements of Cash Flows

Increase (Decrease) in Cash                                       Years Ended December 31,
                                                        --------------------------------------------
                                                            1995            1996            1997
                                                        ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss) - historical                        $    402,000    $    839,000    $ (6,116,000)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                            5,000          91,000         303,000
      Provision for doubtful accounts receivable             305,000         380,000       2,888,000
      Provision for doubtful notes receivable                     --              --         739,000
      Provision for inventory reserves                       123,000         410,000         607,000
      Change in net deferred tax (asset) liability                --        (330,000)        330,000
      Proceeds from sale of marketable securities             57,000              --              --
      Loss on marketable securities                           19,000              --              --
      Changes in operating assets and liabilities:
        Increase in accounts receivable                   (1,588,000)     (2,615,000)     (5,474,000)
        (Increase) decrease in inventories                   (78,000)     (3,532,000)      2,336,000
        (Increase) decrease in deposits for purchases
         of inventory                                             --      (1,443,000)      1,172,000
        (Increase) decrease in other receivables                  --        (500,000)        500,000
        (Increase) decrease in prepaid expenses and
         other current assets                                 29,000        (246,000)       (171,000)
        (Increase) decrease in other assets                  (84,000)         53,000         (35,000)
        Increase (decrease) in accounts payable and
         accrued expenses                                  1,056,000         177,000      (2,453,000)
                                                        ------------    ------------    ------------

Net cash provided by (used in) operating activities          246,000      (6,716,000)     (5,374,000)
                                                        ------------    ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                        (44,000)       (111,000)       (193,000)
  Advances to officer                                       (324,000)             --              --
  Repayments of advances to officer                               --         192,000              --
  Loans to employees and third parties                      (211,000)             --              --
  Repayments of loans to employees and third parties              --         211,000              --
  Repayments of notes receivable                                  --         218,000       1,698,000
                                                        ------------    ------------    ------------

Net cash provided by (used in) investing activities         (579,000)        510,000       1,505,000
                                                        ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from sale of common stock                          --       8,047,000       1,341,000
  Bank overdraft (payments)                                   96,000         916,000        (762,000)
  Proceeds from loans payable                                490,000              --              --
  Payments on loans payable                                 (445,000)     (1,490,000)             --
  Distributions to stockholders                             (166,000)     (1,091,000)             --
  Deferred financing costs                                        --        (176,000)       (112,000)
  Advances under credit facility                                  --      43,923,000      80,096,000
  Repayments under credit facility                                --     (43,923,000)    (76,694,000)
                                                        ------------    ------------    ------------

  Net cash provided by (used in) financing activities        (25,000)      6,206,000       3,869,000
                                                        ------------    ------------    ------------

Net increase (decrease) in cash                             (358,000)             --              --

Cash - beginning of period                                   358,000              --              --
                                                        ------------    ------------    ------------

Cash - end of period                                    $         --    $         --    $         --
                                                        ============    ============    ============

                 See accompanying notes to financial statements.

                                Intellicell Corp.

                            Statements of Cash Flows
                                   (Continued)

                                                                Years Ended December 31,
                                                          ------------------------------------
                                                             1995         1996         1997
                                                          ----------   ----------   ----------
Supplemental disclosures of cash flow information:
  Cash paid for interest                                  $   67,000   $  431,000   $  444,000
  Cash paid for income taxes                                   5,000       20,000      223,000

Supplemental schedule of non-cash financing activities:
  Conversion of trade payable into loan payable            2,000,000           --           --
  Goodwill recorded in connection with shares
    purchased by officer                                     100,000           --           --
  Conversion of trade receivables into notes receivable           --      555,000    2,295,000
  Common stock acquired from officer as settlement of
    balance due from officer and retirement of such
    shares                                                        --      180,000      454,000
  Issuance of common stock as consideration for note
    payable                                                       --    1,000,000           --
  Reorganization of common stock                                  --       80,000           --
  Note receivable issued for excess distribution                  --      454,000           --
  Fair value of stock warrant dividends                           --           --    1,983,000

                 See accompanying notes to financial statements.

                                Intellicell Corp.

                          Notes to Financial Statements


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Intellicell Corp. (the "Company") was incorporated in California during March 1994, under the name Cellular Telecom Corporation. The Company is successor to the wholesale distribution business of Cellular Telecom Partnership (the "Partnership"), a California general partnership organized in 1991 to engage in the retail and wholesale distribution of cellular products and accessories. In March 1994, the Partnership, in effect transferred all of the assets, subject to the liabilities (which exceeded the assets by $82,000), of its wholesale distribution business to the Company in exchange for which the partners of the Partnership received all of the outstanding shares of common stock of the Company. The ownership percentages of each owner in the Partnership and the Company before and immediately after this transaction were the same. As such, the Company accounted for this transaction as a combination of entities under common control similar to a pooling of interests. The Partnership, which had the same ownership as the Company, continued its retail operations through August 1996, at which time it was dissolved.

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

The Company has developed a customer base of more than 2,100 wholesalers, carriers, agents, dealers and retailers in both the domestic and international market place. The Company is engaged in the wholesale distribution of cellular products and accessories. International sales were $4,191,000 and $14,353,000 for the years ended December 31, 1996 and 1997, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Inventories

Inventories, consisting of cellular telephones and accessories, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Management has recorded an inventory reserve for obsolescence based on estimated net realizable value. The amounts the Company will ultimately realize could differ materially from the amounts estimated in arriving at the reserves.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues Recognition

Revenue is recognized when wireless communication equipment is shipped to customers.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The average lives used for depreciation range from three to five years. Maintenance and repairs that neither materially add to the value of the property or equipment or prolong its life are expensed. Betterment's or renewals are capitalized when incurred.

Promotional

Advertising costs are expensed as incurred.

Income Taxes

The Company elected to be treated as an S corporation under the Internal Revenue Code for the years ended December 31, 1995 and for the period January 1, 1996 through December 21, 1996. In lieu of corporate income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Upon completion of its initial public offering in December 1996, the Company terminated its election as an S corporation and became subject to both federal and state income taxes. Therefore, no provision or liability for federal or state income taxes has been included in the historical financial statements through the termination of the Company's status as an S corporation. See Note 9 for pro forma information regarding the income tax provision which would have been recorded if the Company had been a taxable corporation, based on the tax laws in effect during those periods.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997. The statement requires the restatement of all prior period earnings per share (EPS) data presented. The new standard requires a reconciliation of the numerator and denominator of basic EPS computation to the numerator and denominator of the diluted EPS computation. During the year the Company adopted this statement and restated EPS for the prior year accordingly. Under SFAS 128, earnings per share for 1996 changed from $0.14 to $0.15 per share and for 1995, earnings per share remained the same.

Staff Accounting Bulletin 98 (SAB 98) requires historical earnings (loss) per share to be presented.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while, as is customary in the industry, requiring no collateral. Customers that have not been extended credit by the Company are on a cash-on-delivery basis.

The Company maintains substantially all of its cash in one commercial bank.

Fair Value of Financial Instrument

The carrying amounts of trade receivables, other current assets, trade accounts payable, bank overdraft, revolving credit facility, accrued expenses and notes receivable approximate fair value because of the short maturity of those instruments.

Amortization of Intangible Assets

Deferred financing costs are being amortized on a straight-line basis over the term of the revolving credit facility.

Goodwill is being amortized on a straight-line basis over a ten year period.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121), the Company is required to recognize impairment losses for long-lived assets used in operations and certain identifiable intangibles when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those held for discontinued operations, be reported at the lower of carrying amount or fair value less cost of disposal. Adoption of the Statement and its application did not have an impact on the Company's financial position or results of operation.

Stock-Based Compensation

As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which established a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (CONTINUED)

market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS No. 130) issued by the Financial Accounting Standards Board
(FASB) is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No. 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                                              December 31,
                                                        -----------------------
                                                          1996           1997
                                                        --------       --------
Office equipment, furniture and fixtures                $ 26,000       $ 78,000
Computer equipment                                       138,000        196,000
Computer software                                          4,000         31,000
Other equipment                                           10,000         54,000
Leasehold improvements                                    14,000         25,000
                                                        --------       --------
                                                         192,000        384,000
Accumulated depreciation                                  36,000         98,000
                                                        --------       --------

Balance                                                 $156,000       $286,000
                                                        ========       ========

Depreciation expense was $5,000, $21,000 and $63,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 4 - NOTES RECEIVABLE

Notes receivable result from the conversion of aged accounts receivable into interest bearing promissory notes with a fixed maturity. During 1997, the Company converted $2,295,000 ($555,000 in 1996) of trade accounts receivable into notes receivable. These notes are not collateralized, bear interest at rates ranging from 0% to 10% and are repayable in periods ranging from four to twenty-four months. At December 31, 1997, notes receivable were $934,000 with an associated allowance for doubtful notes receivable of $739,000. At December 31, 1996, the Company had a note receivable of $377,000 with an allowance for doubtful note receivable of $0.

NOTE 5 - CREDIT FACILITY AND LOAN PAYABLE

Credit Facility

In October 1996, the Company entered into a revolving line of credit agreement with a finance company, with an expiration in June 1998, and provided for borrowings of up to a maximum of $7,500,000 based on a maximum of 82% of eligible accounts receivable and 50% of eligible inventory as defined in the agreement. Borrowings under the agreement bear interest at prime rate plus one and three-quarters percent (1.75%) per annum. At December 31, 1997, the Company was paying interest on advances at a rate of 10.25% per annum. The credit facility is collateralized by substantially all of the assets of the Company, prohibits the Company from paying dividends or incurring additional indebtedness, except for trade indebtedness, and requires the Company to maintain a tangible net worth of $4,500,000 and working capital of $1,500,000 subsequent to the closing of the initial public offering.

In January 1998, the Company entered into a new revolving line of credit agreement with a different finance company which expires in January 2001, and provides for borrowings of up to a maximum of $12,000,000 based on a maximum of 80% of eligible receivables and the lesser of $6,000,000 or 50% of eligible inventory as defined in the agreement. Borrowing under the agreement bears interest at prime rate plus one half of one percent (0.5%) per annum. The credit facility is collateralized by substantially all of the assets of the Company. The agreement prohibits the Company from paying dividends or incurring additional indebtedness except for trade indebtedness and, initially, requires the Company to maintain a tangible net worth of no less than $5,500,000 at December 31, 1997, and annual earnings before interest, taxes, depreciation and amortization of $500,000.

The Company was in violation of the tangible net worth covenant at December 31, 1997.

In April 1998, BankAmerica waived the December 31, 1997, default of the tangible net worth covenant, and revised the January 1998 credit agreement. Under the revised credit agreement the maximum borrowing is reduced from $12 million to $6 million, with such borrowings limited to 80% of eligible accounts receivable and the lesser of $1 million or 50% of eligible telephone inventory as defined in the agreement. Borrowing under the revised credit agreement bears interest at the prime rate plus two and one-half percent (2.5%) per annum. The revised credit agreement requires the Company to meet monthly levels of tangible net worth and earnings before interest, taxes, depreciation and amortization. All other significant restrictive covenants and prohibitions of the January 1998 agreement are included in the April 1998 revised agreement (Note 13).

The Company expensed in 1997, the remaining unamortized deferred financing costs and an early termination fee associated with the replaced revolving line of credit totaling $124,000 (see Note 12).

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 5 - CREDIT FACILITY AND LOAN PAYABLE

Loan Payable

At December 31, 1996 and 1997, the Company had no notes payable. In December 1995, the Company converted $2,000,000 of its trade payable balance to its largest supplier who is also a significant customer discussed in Note 8, into a loan payable bearing interest at a rate of approximately 9.1% per annum and repayable in twelve monthly payments of $175,000. In July 1996, the Company issued a $1,189,000 note payable in order to satisfy the then outstanding balance of the loan payable. Of this amount, $1,000,000 automatically converted into 223,464 shares of common stock at $4.475 per share on the effective date of the initial public offering which represented 5.3% of the then outstanding common stock and the principal balance including accrued interest was repaid prior to December 31, 1997. Such shares were subsequently divested (see Note 6).

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

See Note 1 for details of the Company's stock split and reorganization, which resulted in the recording of 2,030,000 shares of Common Stock.

In December 1996, the Company consummated its initial public offering of 2,000,000 shares of common stock at $5.00 per share, with net proceeds to the Company (after underwriting discounts, commissions and offering expenses) of $8,047,000 ($9,347,000 including the exercise of the underwriter's over allotment option for 300,000 shares in January 1997).

In 1996, on the effective date of the Company's initial public offering, $1,000,000 of the principal amount of a note payable (see Note 5) was automatically converted into 223,464 shares of common stock. Additionally, the Company acquired and retired 36,000 shares of common stock from the President as settlement of $180,000 due from such officers.

During 1997 the President repaid 1996 excess S corporation distributions in the amount of $454,000 by delivering to the Company 101,562 shares of the Company's common stock held by him. These shares were subsequently cancelled (see Note 7).

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

1996 Stock Option Plan

In October, 1996 the Company adopted a stock option plan (the "1996 Plan"), pursuant to which as amended, options to purchase up to 460,000 shares of common stock may be granted as either incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or nonqualified stock options. ISOs may be granted under the 1996 Plan to employees and officers of the Company. Nonqualified stock options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. The 1996 Plan is administered by a committee of the Board of Directors which, within the limitations of the 1996 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options are intended to be ISOs, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the 1996 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant and will expire not more than ten years from the date of grant. Of the options to purchase common stock by the Company in October 1996, 12,000 shares were granted to the President at $5.50 per share.

Options to purchase Common Stock of the Company granted under the 1996 Plan were 102,000 in 1997 and 280,750 in 1996 with such options granted at the closing market value at the date of grant. Of the options granted under the 1996 Plan, options forfeited were 103,000 in 1997 and 0 in 1996.

Other Stock Options

In October 1995, the President granted, to an employee, options to purchase 217,000 of his (split adjusted) shares of common stock at $1.00 per share (see
Note 8). The options will vest as to one-third in each of October 1997, 1998 and 1999. Management believes that the exercise price of these options reflects the fair value of the stock on the date of grant, and accordingly, no compensation has been recorded. All of these options remain outstanding at December 31, 1997.

In addition, on October 31, 1996, the Company issued to other individuals options to purchase 65,000 shares of common stock at $5.00 per share. All of these options remain outstanding at December 31, 1997.

The Company applies APB Opinion 25 and related interpretations in accounting for its options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the measurement date, no compensation cost is recorded. Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant date consistent with the method of SFAS 123, the Company's net income
(loss) and earnings (loss) per share for the years ended December 31, 1996 and 1997 would not be materially different.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0 percent; expected volatility of 40 percent; risk-free interest rate of 5.68 percent; and expected lives of 2 years and for grants in 1997: dividend yield of 0 percent; expected volatility of 17 percent; risk-free interest rate varying between 5.5 and 5.9 percent; and expected lives of 2 years.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Other Stock Options (Continued)

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share for 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                       1996             1997
                                                   -----------      -----------
      Net income (loss)
         As reported                               $   839,000      $(6,116,000)
         Pro forma                                 $   807,000      $(6,252,000)

      Basic earnings (loss) per share
         As reported                               $      0.40      $     (1.37)
         Pro forma                                 $      0.38      $     (1.40)

      Diluted earnings per share
         As reported                               $      0.40      $     (1.37)
         Pro forma                                 $      0.38      $     (1.40)

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants.

A summary of the status of the Company's stock option and related information for the years ending December 31, 1996 and 1997 is presented below:

                                                                        Weighted
                                                                        Average
                                          Number          Price Per     Exercise
                                        of Shares           Share        Price
                                       -----------      -----------      -----
Outstanding at beginning of year               --            --            --
Granted                                    345,750      $5.00-$5.50      $5.02
                                       -----------      -----------      -----
Balance at December 31, 1996               345,750      $5.00-$5.50      $5.02
Granted                                    102,000      $6.63-$8.25      $7.45
Forfeited                                 (103,000)        $5.00         $5.00
                                       -----------      -----------      -----
Balance at December 31, 1997               344,750      $5.00-$8.25      $5.74
                                       ===========      ===========      =====

At December 31, 1996 and 1997, there were 114,250 and 115,250 options to purchase Common Stock of the Company available for grant, respectively. At December 31, 1996, no outstanding options to purchase Common Stock of the Company were exercisable. At December 31, 1997, there were 140,583 of such options exercisable at prices ranging from $5.00 to $5.50 with a weighted average exercise price of $5.02, and a weighted average fair value of options granted during the year of $1.21.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Other Stock Options (Continued)

The following schedule summarizes information about fixed stock options outstanding at December 31, 1997.

                              Options Outstanding                Options Exercisable
                     -----------------------------------     ---------------------------
                                               Weighted                      Weighted
                                                Average                      Average
                        Number     Exercise    Remaining       Number        Exercise
Date of Grant         of Shares      Price    Life (Years)   of Shares        Price
----------------------------------------------------------------------------------------
October 31, 1996        230,750     $ 5.00         3.8          136,583   $         5.00
October 31, 1996         12,000     $ 5.50         3.8            4,000   $         5.50
April 30, 1997           50,000     $ 6.63         4.3               --               --
July 8, 1997             47,000     $ 8.25         4.6               --               --
September 15, 1997        5,000     $ 8.25         4.7               --               --
                     ----------     -------     --------     ----------   --------------

                        344,750     $ 5.74         3.0          140,583   $         5.02
                     ==========     =======     ========     ==========   ==============

Warrants

Pursuant to the revolving line of credit agreement, the Company issued to its former finance company warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share. The warrants are exercisable after one year from the grant date and have an expiration date of December 2001. The above mentioned warrants were outstanding at December 31, 1997.

In connection with the Company's initial public offering in December 1996, warrants to purchase 200,000 shares of common stock at an exercise price of $5.50 per share were sold to the underwriter of such offering, at nominal cost. Such warrants were outstanding at December 31, 1997.

On November 18, 1997, the Company declared the payment of a dividend to its shareholders in the form of a warrant to purchase Common Stock of the Company. Record owners of Common Stock as of December 10, 1997, received one warrant for every two shares of Common Stock held. Each warrant entitles the holder to purchase one share of Common Stock at $4.00 per share for a three year period, subject to adjustment in certain circumstances. The warrants are redeemable by the Company, upon notice of not less than 30 days at $.10 per warrant in the event the closing bid quotation of the Common Stock on all 20 of the trading days ending on the third day prior to the day on which the Company gives notice has been at least $7.00 per share; provided however that no such right of redemption or exercise shall exist prior to the time that such shares of Common Stock underlying the warrants have been registered under the Securities Act of 1933, as amended. The President of the Company has agreed to waive his rights to receive 946,219 warrant dividends on the 1,892,438 shares of Common Stock held by him. Accordingly, amounts equal to fair market value of $1,983,000, (based on the black scholes model using quoted market prices as adjusted) of the additional shares issued have been charged to retained earnings and credited to additional paid-in capital.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Warrants (Continued)

The table below summarizes the transactions related to the Company's warrants to purchase common stock:

                                                                       Weighted-
                                                                        Average
                                                           Number       Exercise
                                                         of Shares       Price
                                                         ---------     ---------

Warrants declared at December 17, 1996                     215,000       $5.47
                                                         ---------       -----

Balance at December 31, 1996                               215,000       $5.47
Warrants declared December 10, 1997                      1,261,732       $4.00
                                                         ---------       -----

Balance at December 31, 1997                             1,476,732       $4.22
                                                         =========       =====

All warrants are exercisable as of December 31, 1997.

Computation of Earnings Per Share

                                                         For the Year ended December 31, 1997
                                                         ------------------------------------

                                                         Income          Shares      Per Share
                                                       (Numerator)    (Denominator)   Amount
                                                     (Historical and
                                                        Pro Forma)
                                                       -----------    -------------  --------
Basic loss per share:
  Net loss attributable to common stockholders         $(6,116,000)     4,451,182    $  (1.37)
                                                       ===========    ===========    ========

Options and warrants to purchase 1,821,482 shares were outstanding at December 31, 1997, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

                                                       For the Year ended December 31, 1996
                                                       ------------------------------------
                                                         Income         Shares      Per Share
                                                       (Numerator)  (Denominator)    Amount
                                                       -----------  -------------    ------\
Basic earnings per share:
  Historical net income attributable to common
    stockholders                                        $ 839,000     2,113,674     $   0.40

Effect of dilutive securities:
  Weighted average options outstanding at end of year          --           967           --
                                                        ---------     ---------     --------

Diluted earnings per share:
  Historical income available to common stockholders    $ 839,000     2,114,641     $   0.40
                                                        =========     =========     ========

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

Computation of Earnings Per Share (Continued)

                                                            For the Year ended December 31, 1996
                                                            ------------------------------------
                                                          Income           Shares          Per Share
                                                        (Numerator)     (Denominator)        Amount
                                                        ---------         ---------         --------
Basic earnings per share:
  Pro forma net income attributable to
    common stockholders                                 $ 315,000         2,113,674         $   0.15

Effect of dilutive securities:
  Weighted average options outstanding at end of year          --               967               --
                                                        ---------         ---------         --------

Diluted earnings per share:
  Pro forma income available to common stockholders     $ 315,000         2,114,641         $   0.15
                                                        =========         =========         ========

Options to purchase 212,000 shares of common stock at $5.50 per share were outstanding during the second half of 1996 and were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2001, remained outstanding at the end of the year.

                                                  For the Year ended December 31, 1995
                                                  ------------------------------------
                                                  Income         Shares        Per Share
                                                (Numerator)   (Denominator)     Amount
                                                 ---------      ---------      --------
Basic and diluted earnings per share:
  Historical net income attributable to
    common stockholders                          $ 402,000      2,030,000      $   0.20
                                                 =========      =========      ========

Basic and diluted earnings per share:
  Pro forma net income attributable to
    common stockholders                          $ 236,000      2,030,000      $   0.12
                                                 =========      =========      ========

There were no options to purchase shares of common stock outstanding at December 31, 1995.

NOTE 7 - DUE FROM OFFICER

During 1996, the Company made excess S corporation distributions of $454,000 to the President, who then owned 100% of the Company's outstanding stock. As a result, the Company reflected as "Due from officer", a component of equity, the amount of $454,000 at December 31, 1996. The President repaid this amount by the delivery of 101,562 shares of the Company's common stock held by him, to the Company. Such shares were subsequently cancelled (see Note 6).

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 8 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Operating Leases

In November 1997, the Company began operation in a 12,800 square foot leased warehouse and office facility in Miami, Florida. The facility will handle sales into the southeastern region of the United States and Latin America. The lease has an initial monthly rental of $7,441 with annual escalation. At the end of the initial lease term of 5 years and 2 months, the Company has an option to extend the lease for an additional 5 years.

Subsequent to December 31, 1997, the Company moved its executive offices and warehouse to a 36,000 square foot leased facility in Chatsworth, California. The lease is for a three year term beginning February 1, 1998, and provides for an initial monthly rental of $18,495 with annual escalation based on the Consumer Price Index. At the end of the initial lease term the Company has an option to extend the lease for a period of three years.

The Company is obligated under long-term operating leases for office and warehouse facilities in Chatsworth, California and Miami, Florida through the year 2002. Future minimum lease payments due under non-cancelable operating lease agreements are as follows:

      Year ending
      December 31,                                                  Amount
      ------------                                                  ------

        1998                                                       $292,735
        1999                                                        314,801
        2000                                                        318,516
        2001                                                        118,934
        2002                                                        122,562

Rent expense for the years ended December 31, 1995, 1996 and 1997, was $73,000, $84,000 and $124,000, respectively.

Employment Agreements and Officers' Salaries

During the years ended December 31, 1995, 1996 and 1997, directors' and officers' salaries, aggregated $150,000, $107,000 and $297,000, respectively.

The Company has an employment agreement with the President which provides for a three-year term which commenced on December 17, 1996, minimum annual compensation of $72,000 ($100,000 effective January 1, 1998) and such bonus as the Board of Directors may from time to time determine.

The Company has an employment agreement with an officer for a three-year term which commenced on July 1, 1996, and provides for minimum annual compensation of $70,000 ($140,000 effective January 1, 1998) and such bonus as the Board of Directors may from time to time determine and the granting of options to purchase up to an aggregate of 50,000 shares, of common stock at an exercise price of $5.00 per share. The options are exercisable as to one-third of the shares covered thereby on the first, second and third anniversaries of the date on which they were granted.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 8 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

Employment Agreements and Officers' Salaries (Continued)

The Company also has an employment agreement with an employee which commenced in December 1996, and provides for a three-year term and annual compensation of $132,000. This employee has options to purchase 217,000 shares of the President's common stock (see Note 6).

The Company has an employment agreement with an officer for a three-year term which commenced on April 30, 1997, and provides for minimum annual compensation of $120,000 and the granting of options to purchase up to an aggregate of 50,000 shares, of common stock at an exercise price $6.63 per share. The options are exercisable as to one-third of the shares covered thereby on the first, second and third anniversaries of the date on which they were granted.

Major Customers

During the years ended December 31, 1995, 1996 and 1997, a single customer accounted for 25%, 16% and 12% of the Company's sales, respectively.

During the years ended December 31, 1995, 1996 and 1997, a second customer, who is also the largest supplier discussed below and was a debt/equity holder until 1997, (see Note 5) accounted for 10%, 17% and 11%, of the Company's sales, respectively.

Concentration of Suppliers

The Company is dependent on third-party equipment manufacturers and distributors for all of its supply of cellular telephones and accessories. One supplier, who is also the second largest customer discussed above, and a debt/equity holder until 1997 (see Note 5), accounted for 28%, 26% and 12% of the Company's purchases during the years ended December 31, 1995, 1996 and 1997, respectively. Such manufacturers and distributors may at any time impose price increases or otherwise determine not to continue to sell product to the Company on commercially reasonable terms, or at all. A change in suppliers could cause a delay in the supply of product and a possible loss of sales, which may adversely affect the Company's operating results. Although there are a limited number of suppliers, management believes other suppliers could provide sufficient quantities of products on commercially reasonable terms.

The Company obtains substantially all of its proprietary accessory products from manufacturers in Taiwan and is dependent on such manufacturers to provide sufficient quantities of products on favorable terms. Any change in suppliers may cause a delay in sales which would adversely affect operating results.

Supplier/Customer Transactions

Due to the limited supply of merchandise and the nature of the competitive environment, the Company may purchase and sell inventory from/to the same supplier/customer. These types of same supplier/customer transactions are often at low gross profit margins. Such transactions are included in sales and amounted to approximately $5,300,000 and $1,900,000 for the years ended December 31, 1996 and 1997, respectively.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 8 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

Litigation

In October 1996, an action was filed against the Company seeking a judgement to cancel the Company's trademark registration for the name "Intellicell". In January 1998, the parties settled the action wherein both parties recognize the others right to use the name "Intellicell" for the products listed in their respective trademark registrations. Under this settlement no damages or monetary settlement was incurred or awarded.

NOTE 9 - PRO FORMA INCOME TAXES (BENEFIT)

In December 1996, as a result of the Company's initial public offering, its election to be treated as an S corporation for federal and California tax purposes was terminated. As an S corporation, the Company's income was subject to tax at the shareholder level, not the corporate level. Accordingly, the accompanying financial statements include unaudited pro forma adjustments for income taxes required to be provided had the Company's S corporation status not been in effect. The provision for income taxes consists of the following:


                                                Year ended December 31,
                                       -----------------------------------------
                                          1995           1996             1997
                                      (pro forma,     (pro forma,
                                       unaudited)      unaudited)
                                       ---------       ---------       ---------
Current:
  Federal                              $ 164,000       $ 415,000       $      --
  State                                   50,000         113,000              --
                                       ---------       ---------       ---------
                                         214,000         528,000              --
                                       ---------       ---------       ---------
Deferred:
  Federal                                (41,000)       (271,000)        280,000
  State                                   (7,000)        (41,000)         54,000
                                       ---------       ---------       ---------

                                         (48,000)       (312,000)        334,000
                                       ---------       ---------       ---------
Pro forma taxes on income              $ 166,000       $ 216,000       $      --
                                       =========       =========       =========

Provision for income taxes             $      --       $      --       $ 334,000
                                       =========       =========       =========

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 9 - PRO FORMA INCOME TAXES (BENEFIT) (CONTINUED)

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 34% as a result of the following:

                                                     Year ended December 31,
                                             ---------------------------------------
                                                1995          1996           1997
                                             (pro forma    (pro forma
                                              unaudited)    unaudited)
                                             -----------   -----------   -----------
Income taxes at the federal statutory rate   $   139,000   $   181,000   $(1,966,000)
State taxes, net of federal taxes                 25,000        31,000      (338,000)
Nondeductible expenses                             2,000         4,000        12,000
Less: valuation allowance                             --            --     2,626,000
                                             -----------   -----------   -----------
As per statements of operations              $   166,000   $   216,000   $   334,000
                                             ===========   ===========   ===========

As a result of the Company's change in tax status in December 1996, the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result of its implementation, the Company recorded an income tax benefit of $308,000 for the year ended December 31, 1996, which included recognition of a net deferred tax asset of $330,000 and a tax expense in that year of $22,000. No valuation allowance was established at December 31, 1996 as management believed it was more likely than not the net deferred tax asset would be realized.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management established a 100% valuation allowance as of December 31, 1997, because it cannot be determined if it is more likely than not that the net deferred tax asset will be realized in future periods. Significant components of the Company's deferred tax position are as follows:

                                                         As of December 31,
                                                    ---------------------------
                                                        1996            1997
                                                    -----------     -----------
Deferred tax asset:
  Inventory reserves                                $   177,000     $   219,000
  Accounts and notes receivable allowances              172,000       1,368,000
  Net operating loss carryforward                            --       1,017,000
  Other                                                   4,000          41,000
                                                    -----------     -----------
Deferred tax asset                                      353,000       2,645,000

Deferred tax (liability):
  Depreciation                                          (23,000)        (19,000)
                                                    -----------     -----------
  Net deferred tax asset                                330,000       2,626,000
  Valuation allowance                                        --      (2,626,000)
                                                    -----------     -----------

Net deferred tax asset                              $   330,000     $        --
                                                    ===========     ===========

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)


NOTE 9 - PRO FORMA INCOME TAXES (BENEFIT) (CONTINUED)

For tax purposes the Company has available a Federal net operating loss carryforward of approximately $2,552,000. The loss carryforward will expire in 2017. For State purposes, the Company has available a net operating loss carryforward of $1,276,000.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the year the Company paid $14,000 in legal fees to a law firm of one of the directors. Also the Company granted to this director options to purchase 47,000 common shares at $8.25 per share (1996 -3000 common shares at $5.00 per share) under the 1996 stock option plan (Note 6).

The retail division of the Partnership described in Note 1 was a customer of the Company. For the year ended December 31, 1995, the Company sold approximately $42,000 of cellular products to the Partnership at cost. The Company made no sales to the Partnership during the year ended December 31, 1996. In August 1996, the Partnership was dissolved and all amounts due from the Partnership were assumed by the President.

During the years ended December 31, 1995, 1996 and 1997, the Company sold approximately $675,000, $423,000 and $254,000, respectively, of cellular products to a company, which is owned by the President's brother. In December 1996, the Company granted options to purchase 35,000 shares of common stock at an exercise price of $5.00 per share to the President's brother.

A company owned by the President's cousins purchased cellular products from the Company in the amounts of $87,000 and $1,455,000 for the years ended December 31, 1996 and 1997, respectively. The Company purchased cellular products from this entity in the amount of $299,000 in 1997 and made no purchases in 1996.

NOTE 11 - NON-RECURRING LEGAL AND AUDITING FEES

During 1997, in connection with the audit of the Company's financial statements for year ended December 31, 1996, (see 1997 Form 10-K, Item 9) the Company incurred non-recurring expenses of $1,024,000 consisting primarily of professional fees, including the fees of its prior and current auditors, fees of special counsel and a special auditor retained by the Company's Audit Committee.

In August 1997, the Company entered into a non-binding letter of intent to acquire all of the outstanding stock of Pacific Unplugged Communications, Inc. and Unplugged de Mexico (Unplugged). In December 1997, the Company terminated its negotiations with Unplugged. As a result the Company expensed $276,000 of professional and legal fees incurred associated with the proposed acquisition.

NOTE 12 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1997, the Company recorded additional reserves to its allowance for doubtful accounts receivable of $2,015,000, primarily to reflect the financial difficulties of one of its major customers, a $299,000 ($388,000 in fourth quarter 1996) increase to its inventory reserve to reflect an adjustment for obsolescence and net realizable value, a $276,000 write-off of deferred acquisition costs, primarily legal and professional fees, associated with an abandoned acquisition, $124,000 write-off of deferred financing costs and early termination fee associated with a replaced credit facility and a $330,000 provision for income taxes to increase the deferred tax asset valuation allowance to reflect current assessment of realizability.

                                Intellicell Corp.

                          Notes to Financial Statements
                                   (Continued)

NOTE 13 - SUBSEQUENT EVENTS

Acquisition

In December 1997, the Company signed a non-binding letter of intent to acquire all of the outstanding stock of Wholesale Cellular del Peru S.A. (WCL), a Peruvian wholesale distributor of cellular phones and accessories. In March/April of 1998, the Company signed an acquisition agreement calling for closing date in the month of April 1998. The purchase price will consist of unregistered shares of the Company's common stock valued at $3,500,000 subject to adjustment.

The acquisition will be accounted for using the purchase method. The purchase price will be allocated principally to goodwill which will be amortized over 20 years.

The acquisition is conditioned upon obtaining the approval of BankAmerica. BankAmerica has indicated that it will not provide the necessary consent to the transaction. Accordingly, the acquisition of WCL will not be consummated unless the Company can arrange an alternate credit facility with a lender that consents to the transaction.

1998 Stock Option Plan

In February 1998, the Company adopted a stock option plan (the "1998 Plan"), pursuant to which, options to purchase up to 540,000 shares of common stock may be granted as either incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or nonqualified stock options. ISOs may be granted under the 1998 Plan to employees and officers of the Company. Nonqualified stock options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. The 1998 Plan is administered by the Board of Directors which, within the limitations of the 1998 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options are intended to be ISOs, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the 1998 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant and will expire not more than ten years from the date of grant.

On March 5, 1998, options to purchase an aggregate of 300,000 shares of Common Stock were granted and were outstanding under the 1998 Plan. Of such options, 100,000 options were granted at $3.81 per share to each of Messrs. Henderson and Sharma and to Sands Brothers & Co., Ltd.

REPORT OF INDEPENDENT AUDITORS ON SCHEDULE



Board of Directors and Stockholders Intellicell Corp.
Chatsworth, California


      The audit referred to in our report dated September 13, 1996 included
Schedule II for the year ended December 31, 1995.

      In our opinion, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.



Richard A. Eisner & Company, LLP


New York, New York
September 13, 1996

                                Intellicell Corp.

                 Schedule II - Valuation and Qualifying Accounts


                                                                  Additions
                                               Balance      -----------------------                     Balance
                                                at the      Charged to   Charged to                      at the
                                              Beginning      Cost and      Other                         End of
            Description                       of Period      Expenses     Accounts    Deductions       the Period
-----------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1995:
Allowance for doubtful accounts receivable    $   80,000    $  305,000    $     --    $  185,000(a)    $  200,000

Reserve for inventory obsolescence               146,000       123,000          --       237,000(b)        32,000

For the year ended December 31, 1996:
Allowance for doubtful accounts receivable    $  200,000    $  380,000    $     --    $  152,000(a)    $  428,000

Reserve for inventory obsolescence                32,000       410,000          --            --          442,000

For the year ended December 31, 1997:
Allowance for doubtful accounts receivable    $  428,000    $2,888,000    $     --    $  619,000(a)    $2,697,000

Allowance for doubtful notes receivables              --       739,000          --            --          739,000
Reserve for inventory obsolescence               442,000       607,000          --       499,000(b)       550,000

(a)   Accounts written off
(b)   Inventory written off