Form 10-Q
period 1998-03-31
INTELLICELL CORP
filed 1998-05-20
CIK 1025557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

      For the quarterly period ended March 31, 1998

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the transition period from_________ to___________

                         Commission File Number 1-12571

                                INTELLICELL CORP.

Delaware                                              95-4467726
(State of incorporation or organization)              (IRS Employer
                                                      Identification No.)

9314 Eton Ave., Chatsworth, California                91406
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (818) 906-7777

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 30,1998 there were 4,415,902 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Intellicell Corp.
                                 Balance Sheets

                                                            December 31,      March 31,
                                                               1997             1998
                                                            ------------    ------------
                                                                             (unaudited)
Assets
Current assets:

Cash                                                        $         --    $    353,000
Accounts receivable, net of allowance for doubtful
 Accounts of $2,697,000 and $1,851,000                         6,578,000       4,228,000
Inventories, net of reserve of $550,000 and $596,000           3,494,000       2,102,000
Notes receivable, net of allowance for doubtful
 Notes of $739,000 and $1,521,000                                195,000          43,000
Deposits for purchase of inventory                               271,000           2,000
Prepaid expenses and other current assets                        439,000         235,000
                                                            ------------    ------------
 Total current assets                                         10,977,000       6,963,000
                                                            ------------    ------------
Property and equipment, net of accumulated
  Depreciation of $98,000 and $129,000                           286,000         509,000
Goodwill, net of accumulated amortization of
  $23,000 and $26,000                                             77,000          74,000
Deferred financing costs, net of accumulated
  Amortization of $288,000 and $9,000                                 --         100,000
Other assets                                                      74,000          74,000
                                                            ------------    ------------
  Total assets
                                                            $ 11,414,000    $  7,721,000
                                                            ============    ============

Liabilities and Stockholders' Equity
Current liabilities:

Bank overdraft                                              $    250,000    $         --
Revolving credit facility                                      3,402,000       2,885,000
Accounts payable                                               3,425,000       1,780,000
Accrued expenses                                                 304,000         171,000
                                                            ------------    ------------
  Total current liabilities                                    7,381,000       4,796,000
                                                            ------------    ------------


Commitments and contingencies

Stockholders' equity
Preferred stock -$.01 par value, 1,000,000 shares
  authorized and none issued
Common stock -$.01 par value, 15,000,000 shares
  Authorized 4,415,902 shares issued and outstanding              44,000          44,000
Additional paid-in capital                                    11,792,000      11,859,000
Accumulated deficit                                           (7,803,000)     (8,978,000)
                                                            ------------    ------------
   Total stockholders' equity                                  4,033,000       2,925,000
                                                            ============    ============
   Total liabilities and stockholders' equity               $ 11,414,000    $  7,721,000
                                                            ============    ============

                 See accompanying notes to financial statements.

                                Intellicell Corp.
                            Statements of Operations
                                   (Unaudited)

                                                           For the 3 Months Ended March 31,
                                                                1997             1998
                                                            ------------    ------------
Net sales                                                   $ 21,782,000    $  9,931,000

Cost of sales                                                 20,490,000       9,557,000

Gross profit                                                   1,292,000         374,000

Selling, general and administrative expenses                     967,000       1,477,000

Non-recurring legal and auditing fees                            900,000              --
                                                            ------------    ------------

Loss from operations                                            (575,000)     (1,103,000)
Other income (expense):

   Interest                                                      (67,000)        (84,000)

   Other Income                                                    6,000          12,000
                                                            ------------    ------------

Loss before income tax benefits                                 (636,000)     (1,175,000)


Income tax benefit                                               254,000              --
                                                            ------------    ------------

Net loss                                                    $   (382,000)   $ (1,175,000)
                                                            ============    ============

Basic loss per share
                                                            $      (0.08)   $      (0.27)
                                                            ============    ============
Diluted loss per share
                                                            $      (0.08)   $      (0.27)
                                                            ============    ============

Weighted average number of common shares outstanding           4,507,464       4,415,902
                                                            ============    ============

                 See accompanying notes to financial statements.

                                Intellicell Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              For the 3 Months Ended March 31,
                                                                              --------------------------------
                                                                                    1997            1998
                                                                              ---------------   --------------
Cash flows from operating activities:
Net loss                                                                        $   (382,000)   $ (1,108,000)
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
Depreciation and amortization                                                         42,000          47,000
Provision for doubtful accounts receivable                                            19,000          18,000
Provision for inventory reserves                                                      41,000         123,000
Provision for doubtful notes receivable                                                   --         (60,000)
Change in net deferred tax asset                                                    (255,000)             --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                      (5,636,000)      2,234,000
  (Increase) decrease in inventories                                                (629,000)      1,269,000
  (Increase) decrease in deposits for purchases of inventory                        (512,000)        269,000
  (Increase) decrease in other receivables                                          (229,000)             --
  (Increase) decrease  in  prepaid  expenses  and other  current
     assets                                                                           66,000         204,000
  (Increase) decrease in other assets                                                 (1,000)
  Increase (decrease) in accounts payable and accrued expenses                     1,782,000      (1,818,000)
                                                                                ------------    ------------
Net cash provided by (used in) operating activities                               (5,694,000)      1,178,000
                                                                                ------------    ------------

Cash flows from investing activities:
   Repayment of notes receivable                                                     270,000         310,000
   Acquisition of fixed assets                                                       (51,000)       (259,000)
                                                                                ------------    ------------
Net cash provided by investing activities                                            219,000          51,000
                                                                                ------------    ------------

Cash flows from financing activities:
  Bank overdraft (payments)                                                        1,949,000        (250,000)
  Deferred financing costs                                                                --        (109,000)
   Advances under credit facility                                                 17,852,000      14,324,000
  Repayments under credit facility                                               (15,667,000)    (14,841,000)
   Proceeds from the sale of common stock                                          1,341,000              --
                                                                                ------------    ------------
Net cash provided by (used in) financing activities                                5,475,000        (876,000)
                                                                                ------------    ------------

Net increase in cash                                                                      --         353,000
Cash - beginning of period                                                                --              --
                                                                                ============    ============

Cash - end of period                                                            $         --    $    353,000
                                                                                ============    ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
       Interest                                                                 $     67,000    $     84,000
       Income taxes                                                             $     20,000    $         --

                 See accompanying notes to financial statements.

                                INTELLICELL CORP.
                          Notes to Financial Statements
                                   (Unaudited)

Note 1. Company's Quarterly Report Under Form 10-Q

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions set forth in the Securities and Exchange Commission's ("SEC") regulations. In the opinion of Management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial statements of Intellicell Corp. for the periods presented. The accompanying financial information should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Footnote disclosures that substantially duplicate those in the Company's Form 10-K. including significant accounting policies, have been omitted. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2. Non-recurring Legal and Auditing Fees

During 1997, in connection with the audit of the Company's financial statements for year ended December 31, 1996, (see 1997 Form 10-K, Item 9) the Company incurred non-recurring expenses of $900,000 for the three months ended March 31, 1997 ($1,300,000 for the year ended December 31, 1997) consisting primarily of professional fees, including the fees of its prior and current auditors, fees of special counsel and a special auditor retained by the Company's Audit Committee.

Note 3.  Credit Facility

In January 1998, the Company entered into a new revolving line of credit agreement with BankAmerica Business Credit, Inc. ("BankAmerica") which expires in January 2001, and provides for borrowings of up to a maximum of $12,000,000 based on a maximum of 80% of eligible receivables and the lesser of $6,000,000 or 50% of eligible inventory as defined in the agreement. Borrowing under the agreement beared interest at prime rate plus one half of one percent (0.5%) per annum. The credit facility is collateralized by substantially all of the assets of the Company. The agreement prohibits the Company from paying dividends or incurring additional indebtedness except for trade indebtedness and, initially, required the Company to maintain a tangible net worth of no less than, $5,500,000 at December 31, 1997, and annual earnings before interest taxes, depreciation and amortization of $500,000. The Company was in violation of the tangible net worth covenant at December 31, 1997.

In April 1998, BankAmerica waived the December 31, 1997, default of the tangible net worth covenant, and revised the January 1998 credit agreement. Under the revised credit agreement the maximum borrowing was reduced from $12 million to $6 million, with such borrowings limited to 80% of eligible accounts receivable and the lesser of $1 million or 50% of eligible telephone inventory as defined in the agreement. Borrowing under the revised credit agreement bears interest at the prime rate plus two and one-half percent (2.5%) per annum. The revised credit agreement requires the Company to meet monthly levels of tangible net worth and earnings before interest, taxes, depreciation and amortization. All other significant restrictive covenants and prohibitions of the January 1998 agreement are included in the April 1998 revised agreement.

In May 1998, BankAmerica waived the March 31, 1998, default of the tangible net worth covenant and revised the credit agreement. Under the most recent revised credit agreement, the maximum borrowing has been reduced from $6 million to $4 million, with such borrowings limited to the sum of 80% of eligible accounts receivable and the lesser of $750,000 (which shall be reduced by $75,000 per week until this amount is zero) or 50% of eligible telephone inventory as defined in the agreement. In addition, if obligations under the BankAmerica loan have not been repaid by July 31, 1998, the Company will be obligated to pay an extension fee of $50,000 on August 1, 1998 and subsequent monthly fees of $25,000 on the first day of each month thereafter until all obligations under the loan are paid in full. All other significant restrictive covenants and prohibitions of the credit agreement, as amended are included in the May 1998 revised agreement.

Note 4. Commitments, Contingencies and Other Matters

Recent Termination/Resignation

On May 7, 1998, the Company's Vice President and Chief Financial Officer tendered his resignation, which was accepted by the Company. The Company has commenced a search for a suitable person for this critical position. The Company's President is acting as the Company's interim chief financial officer pending the Company's hiring of a new executive for this position.

On May 15, 1998, as part of its cost cutting strategy, the Company terminated its Executive Vice President and Chief Operating Officer. The parties signed an agreement at such time which, among other things, included mutual releases of the parties. The Company does not intend on filling this vacancy at the present time.

Miami Facility

As reported under Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations, the Company recently closed its Miami facility. The Company is seeking to assign or sublet this facility and is in current negotiations with a third party with respect to such arrangement. The Company is also negotiating the sale of the furniture and fixtures at this facility. As of March 31, 1998, future obligations of approximately $462,604 remained under the terms of the lease which was entered into in November 1997. The net book value of the furniture and fixtures was $69,593 at March 31, 1998 and the leasehold improvements have a net book value of $42,805 as of such date. While the Company is confident that it will be successful in finding a suitable subtenant or assignee for the Miami facility, no assurance can be given in this regard. In the event the Company is unable to find a suitable subtenant/assignee or the landlord refuses to consent to such proposed subtenancy/assignment, the Company would have to write off the leasehold improvements and accrue a loss on abandoned lease for the remaining term of the lease.

Note 5. Stock Options

As reported in the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company on March 5, 1998, granted five-year options to purchase an aggregate of 300,00 shares of common stock under the 1998 Stock Option Plan. Of such options, 100,000 options were granted at an exercise price of $3.81 per share (the fair market value of such stock on the date of grant) to eachof Messrs. Sharma and Henderson (outside directors of the Company) and to Sands Brothers & Co., Ltd., a financial advisor.

The Company accounted for these granted options to non-employees under the provisions of SPAS 123, resulting in a fair value of $921,000 based on the Black Scholes Option Pricing Model. The options vest in twelve months. Non-cash compensation expense was recognized during the quarter ended March 31, 1998 in the amount of $67,000.

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

Changes in Financial Condition

The Company continues to incur significant losses. These losses are primarily attributable to the Company not participating to a significant extent in technological changes in the industry, not obtaining reliable sources of product which are in demand, untimely purchases of product at disadvantaged prices and in excess of demand resulting in sales at low margins, purchasing and holding inventories in periods of market value decline, failing to establish a sales organization capable of selling the product at an adequate gross profit and the development of a meaningful customer base other than other distributors.

In March 1998, in response to such continuing losses, the Company reduced its sales and administrative staff by 14 employees or 35%. In May 1998, the Company terminated two additional employees at its Miami warehouse, effectively closing this warehouse which was opened in December 1997, and shipped all unsold product to its Chatsworth, California warehouse. The Company is seeking to assign or sublease the Miami premises and is in negotiations with third parties with respect to such an assignment or sublease. The Company is also seeking to sell furniture and fixtures and leasehold improvements to the third party assuming obligations under the Miami lease. There can be no assurance that the Company will be successful in assigning/subletting this property and selling the assets at such property. See "Item 1 - Financial Statements - Note 4 Commitments Contingencies and Other Matters." On May 1, 1998, the Company entered into a sublease for approximately one third of the warehouse and office space of its Chatsworth offices at rates and on terms consistent with the Company's lease on such facility. In addition, in May, 1998, as part of its cost-cutting strategy, the Company terminated its Chief Operating Officer. The Company also accepted the resignation of its Chief Financial Officer. The foregoing cuts will effect a significant reduction in overhead costs and will significantly curtail and potentially bring its overhead cost structure in line with its level of operations. No assurance can be given in this regard however.

In March, 1998, the Company signed a non-exclusive distribution agreement with Sony Electronics Inc. Wireless Communications Company ("Sony") pursuant to which it distributes cellular telephones and accessories to carriers, agents and retailers. Purchases from Sony are on a prepaid basis, The Company is in negotiations with other manufacturers of digital cellular and PCS product. While the Company has experienced an apparent demand for these products, there can be no assurance that the Company will be able to obtain sufficient quantities either because of lack of availability or a lack of resources to effect purchases or that it will be able to sell such product at a high enough gross profit to create a positive sustained impact for the Company.

Total assets at March 31, 1998, decreased by $3,693,000 or 32.4% from December 31, 1997, primarily as a result of a $2,350,000 or 35.7% decrease in accounts receivable, a $1,392,000 or 39.8% decrease in inventories and a $269,000 or 99.3% decrease in deposits for purchases of inventory. The decrease in assets is the result of reduced first quarter 1998 sales and purchases of product and is a reflection of the reduced demand for the analog cellular product (phones and accessories) the Company has in inventory and/or can obtain from its sources. Sales for the three months ended March 31, 1998 were 50.1% less than sales for the three months ended December 31, 1997 and 54.4% less than the sales for the three months ended March 31, 1997.

Net assets (assets less liabilities) of the Company decreased by $1,108,000 or 27.5% from December 31, 1997, reflecting the net loss for the three months ended March 31, 1998.

The Company's inventory reserve was $596,000 at March 31, 1998, or 22.1% of inventories at that date. The Company believes this reserve is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. Management believes that a concerted effort will be required to reduce its inventory of analog accessories. The amounts the Company will ultimately realize could, however, differ materially from the amounts estimated in arriving at inventory reserves.

At March 31, 1998 the Company has a deferred tax asset of $3,069,000 representing the future benefit of net operating losses and timing differences and has established a valuation allowance of an equal amount reflecting current assessment of realizability.

Total liabilities decreased by $2,585,000 or 35% from December 31, 1997 to March 31, 1998. This reduction is primarily composed of a $1,645,000 reduction in accounts payable, a $517,000 reduction in borrowings under the revolving credit facility and a $250,000 reduction in the bank overdraft balance at March 31, 1998 as compared to December 31, 1997. This reduction in liabilities is associated with reduced levels of business activity during the first quarter of 1998.

Comparison of Operations

Net sales for the three months ended March 31, 1998, decreased $11,851,000, or 54.4%, from the comparable period of the prior year and decreased by $9,965,000 or 50.1% from the quarter ended December 31, 1997. The decrease in sales is the result of both volume and price decreases. Comparison of the sales for the quarter ended March 31, 1998 as compared to the comparable period of the prior year indicate the following; phone unit sales decreased by 44,000 or 40% with an average sales price reduction of 22.9% and accessory unit sales decreased by 138,000 or 59.3% at an average sales price reduction of 4.5%.

The Company has experienced and expects to continue to experience reduced demand for its supplies of analog cellular phones and accessories. Supplies of digital cellular and PCS phones are available to the Company in limited quantities, if at all.

Gross profit decreased by $918,000 or 71.1%, for three months ended March 31 1998, from the prior comparable period. As a percentage of sales, gross profit for the three months ended March 31, 1997 and 1998 was 5.9% and 3.8% respectively. The decrease in gross profit as a percentage of sales was primarily the result of a 2% increase in the direct cost of product as a percentage of net sales and is reflective of lower margins on accessory sales. The decreased profitability on accessory sales is reflective of decreased demand for analog product. The Company's current inventory and sources of supply are predominately analog and as such the Company is experiencing significant profit deterioration.

Selling, general and administrative expenses increased by $443,000, or 45.8%, from the three months ended March 31, 1997 to the three months ended March 31, 1998. As a percentage of sales, such expenses were 4.4% and 14.7% for the three months ended March 31, 1997 and 1998, respectively. The above mentioned increase in expenses over those of the comparable period of the prior fiscal year are as follows: computer system repair and maintenance, $166,000; legal and auditing fees of $159,000 of which $48,000 is associated with an abandoned acquisition of Wholesale Cellular de Latina; increased payroll and payroll related costs in all areas aggregating approximately $138,000; and operating and payroll expenses of $112,000 associated with the Miami warehouse which began operations in November 1997.

The Company incurred a loss from operations of $1,103,000 and a net loss of $1,175,000 for the three months ended March 31, 1998, as compared to a loss from operations of $575,000 and a net loss of $382,000, for the three months ended March 31, 1997. The loss from operations for the first quarter of 1997 included a non-recurring charge of $900,000 for legal and auditing fees associated with the fiscal year end 1996 audit. Excluding this non-recurring charge the operating results would have been a profit of $325,000. The net loss for the quarter ended March 31, 1997 was net of a income tax benefit of $254,000.

Liquidity and Capital Resources

Historically, the Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. The Company has satisfied its working capital requirements principally through cash flow from operations, the issuance of equity securities and borrowings. Working capital at March 31, 1998 was $2,167,000 compared to working capital of $3,596,000 at December 31, 1997. This decrease in working capital reflects the losses sustained by the Company and the use of working capital for property and equipment additions for its new Chatsworth and Miami facilities and the fees and expenditures capitalized as deferred financing costs associated with the entering into the new bank credit facility.

Net cash provided by operating activities was $1,178,000 for the three months ended March 31, 1998 as compared to net cash used in operating activities of $5,694,000 for the three months ended March 31, 1997. The cash provided by operating activities for the three months ended March 31, 1998 was primarily the result of a reduction of accounts receivable, inventories and deposits for purchase of inventory which exceeded uses of cash represented by reduced accounts payable and accrued expenses and the net loss for the period. Net cash provided by investing activities for the three months ended March 31, 1998 was $51,000 as compared to $219,000 for the three months ended March 31, 1997. Net cash provided by investing activities for the three months ended March 31, 1998 was the result of payments received on notes receivable in excess of additions to fixed assets. For the three months ended March 31, 1998, net cash used in financing activities was $876,000 as compared to $5,475,000 of net cash provided by financing activities for the three months ended March 31, 1997. The net cash used in financing activities was the result of increased borrowings under the Company's credit facility, the decrease in bank overdraft and the incurring of deferred financing costs with the entering into a new credit facility in January 1998. The cash provided by financing activities for the three months ended March 31, 1997 were primarily attributable to the net proceeds from the exercise of the Over-allotment Option of $1,340,000.

The Company has incurred significant losses which have negatively impacted its cash flow and liquidity. The Company currently does not have significant borrowing availability under its credit facility. Under the Company's line of credit, the Company is prohibited from incurring additional indebtedness, except for trade indebtedness. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            Exhibit 27 Financial Data Schedule

      (b) No Reports on Form 8-K were filed during the three months ended March 31, 1998.

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Intellicell Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intellicell Corp.


By: /s/ Ben Neman                                Dated:  May 19, 1998
        Ben Neman
        Acting Chief Financial Officer