Form 10-Q/A
period 1998-03-31
INTELLICELL CORP
filed 1998-05-21
CIK 1025557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                Intellicell Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              For the 3 Months Ended March 31,
                                                                              --------------------------------
                                                                                    1997            1998
                                                                              ---------------   --------------
Cash flows from operating activities:
Net loss                                                                        $   (382,000)   $ (1,175,000)
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities
Depreciation and amortization                                                         42,000          47,000
Non Cash Compensation Expense                                                             --          67,000
Provision for doubtful accounts receivable                                            19,000          18,000
Provision for inventory reserves                                                      41,000         123,000
Provision for doubtful notes receivable                                                   --         (60,000)
Change in net deferred tax asset                                                    (255,000)             --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                      (5,636,000)      2,234,000
  (Increase) decrease in inventories                                                (629,000)      1,269,000
  (Increase) decrease in deposits for purchases of inventory                        (512,000)        269,000
  (Increase) decrease in other receivables                                          (229,000)             --
  (Increase) decrease  in  prepaid  expenses  and other  current
     assets                                                                           66,000         204,000
  (Increase) decrease in other assets                                                 (1,000)
  Increase (decrease) in accounts payable and accrued expenses                     1,782,000      (1,818,000)
                                                                                ------------    ------------
Net cash provided by (used in) operating activities                               (5,694,000)      1,178,000
                                                                                ------------    ------------

Cash flows from investing activities:
   Repayment of notes receivable                                                     270,000         310,000
   Acquisition of fixed assets                                                       (51,000)       (259,000)
                                                                                ------------    ------------
Net cash provided by investing activities                                            219,000          51,000
                                                                                ------------    ------------

Cash flows from financing activities:
  Bank overdraft (payments)                                                        1,949,000        (250,000)
  Deferred financing costs                                                                --        (109,000)
   Advances under credit facility                                                 17,852,000      14,324,000
  Repayments under credit facility                                               (15,667,000)    (14,841,000)
   Proceeds from the sale of common stock                                          1,341,000              --
                                                                                ------------    ------------
Net cash provided by (used in) financing activities                                5,475,000        (876,000)
                                                                                ------------    ------------

Net increase in cash                                                                      --         353,000
Cash - beginning of period                                                                --              --
                                                                                ============    ============

Cash - end of period                                                            $         --    $    353,000
                                                                                ============    ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
       Interest                                                                 $     67,000    $     84,000
       Income taxes                                                             $     20,000    $         --

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

In April 1998, BankAmerica waived the December 31, 1997, default of the tangible net worth covenant, and revised the January 1998 credit agreement. Under the revised credit agreement the maximum borrowing was reduced from $12 million to $6 million, with such borrowings limited to 80% of eligible accounts receivable and the lesser of $1 million or 50% of eligible telephone inventory as defined in the agreement. Borrowing under the revised credit agreement bears interest at the prime rate plus two and one-half percent (2.5%) per annum. The revised credit agreement requires the Company to meet monthly levels of tangible net worth and earnings before interest, taxes, depreciation and amortization. All other significant restrictive covenants and prohibitions of the January 1998 agreement are included in the April 1998 revised agreement. The Company was in violation of the tangible net worth covenant at March 31, 1998.

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

Note 5. Stock Options

As reported in the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company on March 5, 1998, granted five-year options to purchase an aggregate of 300,000 shares of common stock under the 1998 Stock Option Plan. Of such options, 100,000 options were granted at an exercise price of $3.81 per share (the fair market value of such stock on the date of grant) to eachof Messrs. Sharma and Henderson (outside directors of the Company) and to Sands Brothers & Co., Ltd., a financial advisor.

The Company accounted for these granted options to non-employees under the provisions of SFAS 123, resulting in a fair value of $921,000 based on the Black Scholes Option Pricing Model. The options vest in twelve months. Non-cash compensation expense was recognized during the quarter ended March 31, 1998 in the amount of $67,000.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            Exhibit 10.11 Form of Waiver and Amendment No. 2 to Loan and Security Agreement

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