Form 10-Q/A
period 1998-03-31
INTELLICELL CORP
filed 1998-06-08
CIK 1025557

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                Intellicell Corp.
                                 Balance Sheets

                                                            December 31,      March 31,
                                                               1997             1998
                                                            ------------    ------------
                                                                             (unaudited)
Assets
Current assets:

Cash                                                        $         --    $    353,000
Accounts receivable, net of allowance for doubtful
 Accounts of $2,697,000 and $1,851,000                         6,578,000       4,228,000
Inventories, net of reserve of $550,000 and $596,000           3,494,000       2,102,000
Notes receivable, net of allowance for doubtful
 Notes of $739,000 and $1,521,000                                195,000          43,000
Deposits for purchase of inventory                               271,000           2,000
Prepaid expenses and other current assets                        439,000         235,000
                                                            ------------    ------------
 Total current assets                                         10,977,000       6,963,000
                                                            ------------    ------------
Property and equipment, net of accumulated
  Depreciation of $98,000 and $129,000                           286,000         509,000
Goodwill, net of accumulated amortization of
  $23,000 and $26,000                                             77,000          74,000
Deferred financing costs, net of accumulated
  Amortization of $288,000 and $9,000                                 --         100,000
Other assets                                                      74,000          75,000
                                                            ------------    ------------
  Total assets
                                                            $ 11,414,000    $  7,721,000
                                                            ============    ============

Liabilities and Stockholders' Equity
Current liabilities:

Bank overdraft                                              $    250,000    $         --
Revolving credit facility                                      3,402,000       2,885,000
Accounts payable                                               3,425,000       1,740,000
Accrued expenses                                                 304,000         171,000
                                                            ------------    ------------
  Total current liabilities                                    7,381,000       4,796,000
                                                            ------------    ------------

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

Intellicell Corp.


By: /s/ Ben Neman                                Dated:  June 8, 1998
        Ben Neman
        Acting Chief Financial Officer