Form 10-Q
period 1998-06-30
INTELLICELL CORP
filed 1998-08-14
CIK 1025557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1998

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from_________ to___________

                         Commission File Number 1-12571

                                INTELLICELL CORP.

              Delaware                                    95-4467726
(State of incorporation or organization)       (IRS Employer Identification No.)

9314 Eton Ave., Chatsworth, California                      91311
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (818) 709-2300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 13, 1998 there were 4,415,902 shares of the registrant's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Intellicell Corp.
                                 Balance Sheets

                                                   December 31,      June 30,
                                                       1997            1998
                                                   ------------    ------------
                                                                     (Unaudited)

Assets
Current Assets:
Cash                                               $         --    $     70,000
Accounts receivable, net of allowance for
 doubtful accounts of $2,697,000 and $1,994,000       6,578,000       2,926,000
Inventories, net of reserves of $550,000
 and $747,000                                         3,494,000       1,598,000
Notes receivable, net of allowance for
 doubtful notes of $739,000 and $1,521,000              195,000          41,000
Deposits for purchase of inventory                      271,000         733,000
Prepaid expenses and other current assets               439,000         305,000
                                                   ------------    ------------
 Total current assets                                10,977,000       5,673,000

Property and equipment, net of accumulated
  depreciation of $98,000 and $129,000                  286,000         420,000
Goodwill, net of accumulated amortization
 of$23,000 and $26,000                                   77,000          72,000
Deferred financing costs, net of accumulated
 amortization of $288,000 and $290,000                   74,000          82,000
                                                   ------------    ------------
 Total assets                                      $ 11,414,000    $  6,247,000
                                                   ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft                                     $    250,000              --
Revolving credit facility                             3,402,000       1,539,000
Accounts payable                                      3,425,000       2,132,000
Accrued expenses                                        304,000          82,000
                                                   ------------    ------------

 Total current liabilities                            7,381,000       3,753,000
                                                   ------------    ------------

Commitments and contingencies                                --              --

Stockholders' equity
Preferred stock -$.01 par value, 1,000,000
 shares authorized and none issued
Common stock -$.01 par value, 15,000,000
 shares authorized 4,415,902 shares issued
 and outstanding                                         44,000          44,000
Additional paid-in capital                           11,792,000      11,990,000
Accumulated deficit                                  (7,803,000)     (9,540,000)
                                                   ------------    ------------

 Total stockholders' equity                           4,033,000       2,494,000
                                                   ------------    ------------

 Total liabilities and stockholders' equity        $ 11,414,000    $  6,247,000
                                                   ============    ============

                 See accompanying notes to financial statements

                                Intellicell Corp.
                            Statements of Operations
                                   (Unaudited)

                                                     For the Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------

Net sales                                          $ 18,616,000    $ 40,993,000

Cost of sales                                        17,593,000      38,521,000
                                                   ------------    ------------

Gross profit                                          1,023,000       2,472,000

Selling, general and administrative expenses          2,564,000       1,993,000

Non-recurring legal and auditing fees                        --       1,024,000
                                                   ------------    ------------

Loss from operations                                 (1,541,000)       (545,000)

Other income (expense):
   Interest expense                                    (163,000)       (180,000)
   Other Income (Expense)                               (33,000)         13,000
                                                   ------------    ------------

Loss before income tax benefits                      (1,737,000)       (712,000)

Income tax benefits                                          --         282,000
                                                   ------------    ------------

Net loss                                           $ (1,737,000) $     (430,000)
                                                   ============    ============

Basic loss per share                               $      (0.39)   $      (0.10)
                                                   ============    ============

Diluted loss per share                             $      (0.39)   $      (0.10)
                                                   ============    ============

Weighted average number of common
shares outstanding                                    4,415,902       4,486,680
                                                   ============    ============


                 See accompanying notes to financial statements

                          Intellicell Corp.
                       Statements of Operations
                             (Unaudited)

                                                    For the Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------

Net sales                                          $  8,685,000    $ 19,211,000

Cost of sales                                         8,036,000      18,031,000
                                                   ------------    ------------

Gross profit                                            649,000       1,180,000

Selling, general and administrative expenses          1,087,000       1,026,000

Non-recurring legal and auditing fees                        --         124,000
                                                   ------------    ------------

Income (Loss) from operations                          (438,000)         30,000

Other income (expense):
   Interest expense                                     (79,000)       (113,000)
   Other Income (expense)                               (45,000)          7,000
                                                   ------------    ------------

Loss before income tax benefits                        (562,000)        (76,000)

Income tax benefits                                          --          28,000
                                                   ------------    ------------

Net loss                                           $   (562,000)   $    (48,000)
                                                   ============    ============

Basic loss per share                               $      (0.13)   $      (0.01)
                                                   ============    ============

Diluted loss per share                             $      (0.13)   $      (0.01)
                                                   ============    ============

Weighted average number of common
shares outstanding                                    4,415,902       4,486,680
                                                   ============    ============


                 See accompanying notes to financial statements

                                Intellicell Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                     For the Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      1998             1997
                                                   -----------      -----------

Cash flows from operating activities:
Net loss                                           $(1,737,000)     $  (430,000)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities
Depreciation and amortization                           71,000           87,000
Non Cash Compensation Expense                          198,000               --
Provision for doubtful accounts
 receivable                                            703,000           63,000
Provision for inventory reserves                       323,000           41,000
Provision for doubtful notes receivable                864,000               --
Change in net deferred tax asset                                       (283,000)
Changes in operating assets and
 liabilities:
  (Increase) decrease in accounts
    receivable                                       2,949,000       (4,206,000)
  (Increase) decrease in inventories                 1,573,000        1,309,000
  (Increase) decrease in deposits for
    purchases of inventory                            (462,000)       1,428,000
  (Increase) decrease in other
    receivables                                       (710,000)      (3,240,000)
  (Increase) decrease  in  prepaid
    expenses and other current assets                  134,000          (73,000)
  (Increase) decrease in other assets                                    (5,000)
  Increase (decrease) in accounts
    payable and accrued expenses                    (1,515,000)       2,129,000
                                                   -----------      -----------
Net cash provided by (used in)
 operating activities                                2,391,000       (3,180,000)
                                                   -----------      -----------

Cash flows from investing activities:
 Repayment of notes receivable                              --         (153,000)
 Acquisition of fixed assets                          (200,000)         (56,000)
                                                   -----------      -----------
Net cash provided by investing activities             (200,000)        (209,000)
                                                   -----------      -----------
Cash flows from financing activities:
 Bank overdraft (payments)                            (250,000)        (962,000)
 Deferred financing costs                               (8,000)
 Advances under credit facility                     (1,863,000)       3,010,000
 Repayments under credit facility
 Proceeds from the sale of common stock                               1,341,000
                                                   -----------      -----------
Net cash provided by (used in)
 financing activities                               (2,121,000)       3,389,000
                                                   -----------      -----------
Net increase in cash                                    70,000               --
Cash - beginning of period                                  --               --
                                                   -----------      -----------
Cash - end of period                               $    70,000      $        --
                                                   -----------      -----------

Supplemental Disclosures of Cash Flow
 Information
   Cash paid during the period for:
       Interest                                    $   163,000      $   180,000
       Income taxes                                $        --      $   222,000
Common stock reacquired from officer
 as settlement of balance due from
 officer and retirement of such shares             $        --      $   454,000

                 See accompanying notes to financial statements

                                INTELLICELL CORP.
                          Notes to Financial Statements
                                   (Unaudited)

1. Company's Quarterly Report Under Form 10-Q

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions set forth in the Securities and Exchange Commission's ("SEC") regulations. In the opinion of Management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial statements of Intellicell Corp. for the periods presented. The accompanying financial information should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Footnote disclosures that substantially duplicate those in the Company's Form 10-K. including significant accounting policies, have been omitted. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

2. Non-recurring Legal and Auditing Fees

During 1997, in connection with the audit of the Company's financial statements for year ended December 31, 1996, (see 1997 Form 10-K, Item 9) the Company incurred non-recurring expenses of $1,024,,000 for the six months ended June 30, 1997 ($1,300,000 for the year ended December 31, 1997) consisting primarily of professional fees, including the fees of its auditors, fees of special counsel and a special auditor retained by the Company's Audit Committee.

3. Credit Facility

In January 1998, the Company entered into a revolving line of credit agreement with BankAmerica Business Credit, Inc. ("BankAmerica") which expires in January 2001, and provides for borrowings of up to a maximum of $12,000,000 based on a maximum of 80% of eligible receivables and the lesser of $6,000,000 or 50% of eligible inventory, as defined. Borrowing under the agreement accrued interest at prime rate plus one half of one percent (0.5%) per annum. The credit facility is collateralized by substantially all of the assets of the Company. The agreement prohibits the Company from paying dividends or incurring additional indebtedness except for trade indebtedness and, initially, required the Company to maintain a tangible net worth of no less than, $5,500,000 at December 31, 1997, and annual earnings before interest taxes, depreciation and amortization of $500,000. The Company was in violation of the tangible net worth covenant at December 31, 1997. In April 1998, BankAmerica waived the December 31, 1997, default of the tangible net worth covenant, and revised the January 1998 credit agreement. Under the revised credit agreement the maximum borrowing was reduced from $12 million to $6 million, with such borrowings limited to 80% of eligible accounts receivable and the lesser of $1 million or 50% of eligible telephone inventory as defined in the agreement. Borrowing under the revised credit agreement bears interest at the prime rate plus two and one-half percent (2.5%) per annum. The revised credit agreement requires the Company to meet monthly levels of tangible net worth and earnings before interest, taxes, depreciation and amortization. All other significant restrictive covenants and prohibitions of the January 1998 agreement are included in the April

1998 revised agreement.

In August 1998, the Company executed a third amendment to the credit agreement which reduced the maximum borrowing permitted under the agreement from $4 million to $1.2 million as of August 17, 1998 and to $1 million on September 1, 1998 , with such borrowings limited to the sum of 80% of eligible accounts receivable and the lesser of $750,000 or 50% of eligible telephone inventory as defined in the agreement. A $50,000 extension fee that the Company had previously agreed to was restructured, with the Company paying $10,000 of such fee on August 1, 1998 and agreeing that in the event that the obligations under the BankAmerica loan have not been repaid in full prior to August 24, 1998, the Company will be obligated to pay an additional extension fee of $15,000, on September 4, 1998 an additional extension fee of $15,000 and subsequent monthly extension fees of $25,000 on the first day of each month thereafter until all obligations under the loan are paid in full. All other significant restrictive covenants and prohibitions of the credit agreement, as amended are included in the August 1998 revised agreement.

The Company was in violation of the minimum tangible net worth and EBITDA requirements at June 30, 1998. In August 1998, BankAmerica waived the default of the tangible net worth covenant through June 30, 1998 and revised the credit agreement. In this fourth amendment, the Company and BankAmerica agreed that either party may terminate the credit agreement, as amended at any time after October 31, 1998.

The Company has entered into negotiations for a new credit agreement with another lending institution with terms similar to the BankAmerica credit agreement. As of August 13, 1998 the other lender is performing its due diligence in this endeavor and has issued the Company a letter of intent to enter into a credit agreement subject to certain conditions, including completion of the lender's due diligence. There can be no assurance, however, that the lender will ultimately enter into a formal credit agreement with the Company.

4. Commitments, Contingencies and Other Matters

Miami Facility

The Company has entered into a sublease with a third party for this facility under the same terms, duration and conditions of the lease and sold the leasehold improvements and the furniture and fixtures at this facility. The leasehold improvements and furniture and fixtures were sold for a net loss. The result of the sale is included in the accompanying statement of operations as a component of other income in the quarter ended June 30, 1998.

5. Stock Options

As reported in the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company on March 5, 1998, granted five-year options to purchase an aggregate of 300,000 shares of common stock under the 1998 Stock Option Plan. Of such options, 100,000 options were granted at an exercise price of $3.81 per share (the fair market value of such stock on the date of grant) to each of Messrs. Sharma and

Henderson (outside directors of the Company) and to Sands Brothers & Co., Ltd., a financial advisor. Mr. Sharma subsequently agreed to the rescission and cancellation of his granted 100,000 options.

The Company accounted for the granted and non-cancelled options to non-employees under the provisions of SFAS 123, resulting in a fair value of $614,000 based on the Black Scholes Option Pricing Model. The options vest in twelve months. Non-cash compensation expense was recognized during the six months and the quarter ended June 30, 1998 in the amount of $198,000 and $131,000 respectively.

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

Changes in Financial Condition

For the six months and quarter ending June 30, 1998, the Company incurred significant losses. The Company believes that these losses are primarily attributable to changes in cellular phone technology. The cellular phone industry changed from technology based on analog signals to technology based on digital signals. The manufactures, who first produced the digital cellular telephones, sold directly to phone carriers, eliminating all distributors, including the Company. During the period, the Company's analog inventory consistently lost much of its fair market value, which required reserves for obsolescence. In addition, many of the Company's customers suffered from the change in technology. As a result, the Company's accounts receivables required additional reserves. Therefore, the Company believes that reduced sales were caused by market conditions of obsolescence and the impact of the change of technology on its customers.

As a result of decreased sales, the Company initiated cost cutting measures including reducing in March 1998, its sales and administrative staff and subleasing approximately one-third of its Chatsworth office location. This sublease was executed on May 1, 1998 at rates and on terms consistent with the Company's lease on such facility. The Company also closed its Miami location and sold its furniture and fixtures and leasehold improvements in Miami to a third party, who also signed a sublease for the remaining lease term.

In an effort to procure the current state-of-the-art digital product, the Company has entered into non-exclusive distribution agreements with several manufacturers, including Sony Electronics Inc. Wireless Communications ("Sony"), LG/Sansys ("LG"), Samsung of America ("Samsung"), and

NEC of America ("NEC"). Currently, these vendors of digital product provide the Company product on a prepaid basis. See "Liquidity and Capital Resources." The Company is in negotiations with these new suppliers of digital cellular product to provide purchasing terms. There can be no assurance that the Company will be able to obtain sufficient credit amounts to effect large purchases that will allow the Company to subsequently sell such product at high enough volumes to create a positive sustained impact for the Company.

Total assets at June 30, 1998 decreased by $5,167,000 or 45.3% from December 31, 1997, primarily as a result of a $3,652,000 or 55.5% decrease in accounts receivable, a $1,896,000 or 54.3% decrease in inventories net of a $462,000 or 170.5% increase in deposits for purchases of inventory. The decrease in accounts receivable is the result of reduced sales for the six months ending June 30, 1998 and increased reserves for doubtful accounts as a percentage of total accounts receivable. The decrease in inventory is a result of lower purchases of product caused by the reduced demand for the Company's analog cellular product (phones and accessories) in inventory and its recent inability to procure digital cellular phone product. Inventory also decreased as a result of increased reserves for obsolescence. The increase in deposits for purchases results from the Company's prepaid terms with its digital product vendors.

Net assets (assets less liabilities) of the Company decreased by $1,539,000 or 38.2% from December 31, 1997, reflecting the net loss for the six months ended June 30, 1998.

The Company's inventory reserve was $747,000 at June 30, 1998, or 31.9% of inventories at that date. The Company believes this reserve is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. Management believes that a concerted effort will be required to reduce its inventory of analog accessories. The amounts the Company will ultimately realize could, however, differ materially from the amounts estimated in arriving at inventory reserves.

At June 30, 1998 the Company has a deferred tax asset of $3,276,000, representing the future benefit of net operating losses and timing differences and has established a valuation allowance of an equal amount reflecting current assessment of realizability.

Total liabilities decreased by $3,628,000 or 49.1% from December 31, 1997 to June 30, 1998. This reduction is primarily composed of a $1,293,000 reduction in accounts payable, a $1,863,000 reduction in borrowings under the revolving credit facility and a $250,000 reduction in the bank overdraft balance at June 30, 1998 as compared to December 31, 1997. This reduction in liabilities is associated with reduced levels of business activity, including purchases and inventory levels during the six months ending June 30, 1998.

      Comparison of Operations

Net sales for the six months and three months ended June 30, 1998 decreased $22,377,000, or 54.6%, and $10,526,000, or 54.8% from the comparable periods of the prior year. The decrease in sales is the result of reduced demand for analog products and the Company's recent inability to procure digital products resulting in both volume and price decreases.

Gross profit decreased by $1,449,000 or 58.6%, for six months and $531,000 or 45.0% for the three months ended June 30, 1998, from the prior comparable period. As a percentage of sales, gross profit for the six months and three months ended June 30, 1998 was 5.5% and 7.5%, compared to 6.0% and 6.1% for the six months and three months ended June 30, 1997, respectively. The decrease in gross profit as a percentage of sales for the six months was primarily the result of a 2.0% increase in the direct cost of product as a percentage of net sales and is reflective of lower margins on analog product, including telephones and accessories. The lower gross margins is reflective of decreased demand for analog product. During the first quarter, the Company's inventory and sources of supply were predominately analog and as such the Company experienced significant gross margin deterioration. During the second quarter, the phone inventory has been transferred to predominately digital and, as a result, the gross profit deterioration has been reduced. The current phone inventory is balanced between diminishing analog phone sales and growing digital phone sales.

Selling, general and administrative expenses increased by $571,000 or 28.7% from the six months ended June 30, 1997 to the six months ended June 30, 1998. Selling, general and administrative expenses increased by $61,000 or 5.9% from the three months ended June 30, 1997 to the three months ended June 30, 1998. The above mentioned increases in expenses over those of the comparable period of the prior fiscal year is due non-cash expenses of stock options to non-employees, moving costs for the Company's new facilities in Chatsworth, loan fees for the credit agreement, increased reserves for doubtful accounts receivables and increased reserves for inventory obsolescence, net of decreased payroll and related payroll costs as a result of the Company's costs-cutting efforts in 1998.

For the six months ending June 30, 1998, the Company incurred a loss from operations of $1,541,000 and a net loss of $1,737,000 compared to a loss from operations and net loss of $545,000 and $430,000, respectively for the comparable period in 1997. For the three months ended June 30, 1998, the Company incurred a loss from operations of $438,000 and a net less of $562,000 compared to a income from operations and net loss of $30,000 and $48,000 for the comparable period in 1997. The loss from operations for the six months ending June 30, 1997 included a non-recurring charge of $1,024,000 for legal and auditing fees associated with the fiscal year end 1996 audit. Excluding this non-recurring charge, the operating results for the six months ending June 30, 1997 would have been a profit of $479,000.

      Liquidity and Capital Resources

Historically, the Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. The Company has satisfied its working capital requirements principally through cash flow from operations, the issuance of equity securities and borrowings. Working capital at June 30, 1998 was $1,920,000 compared to working capital of $3,596,000 at December 31, 1997. This decrease in working capital reflects the losses sustained by the Company.

Net cash provided by operating activities was $2,391,000 for the six months ended June 30, 1998 as compared to net cash used in operating activities of $(3,180,000) for the six months ended June 30, 1997. The cash provided by operating activities for the six months ended June 30, 1998 was primarily the result of a reduction of accounts receivable and inventories and net of increase use of cash for deposits for purchase of inventory. Net cash used by investing activities for the six months ended June 30, 1998 was $200,000 as compared to $209,000 for the six months ended June 30, 1997. Net cash used by investing activities for the six ended June 30, 1998 was the result of repayments on the Company's credit agreement and it overdraft position at December 31, 1997. For the six months ended June 30, 1997, net cash provided by financing activities of $3,389,000, which was the result of increased borrowings under the Company's credit facility and proceeds from the exercise of the over-allotment option from the Company's initial public offering of $1,340,000.

The Company has incurred significant losses which have adversely impacted its cash flow and liquidity. The Company currently does not have significant borrowing availability under its existing credit facility or through many of its vendors so as to able to maintain or expand the current level of its operations. Under the Company's line of credit, the Company is prohibited from incurring additional indebtedness, except for trade indebtedness. The lender that provides the Company's current credit facility has reduced the maximum borrowings permitted under that facility and may cancel the facility after October 31, 1998. The Company is seeking a replacement facility from another lending institution and has received a letter of intent for such a facility from one such lender. However, the letter of intent is subject to certain conditions and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all, from either the foregoing lender or any other party.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

      Exhibit 10.11 Form of Amendment No. 3 to Loan and Security Agreement
      Exhibit 10.12 Form of Waiver and Amendment No. 4 to Loan and Security Agreement
      Exhibit 27 Financial Data Schedule

(b) One Form 8-K (Item 4) was filed on May 27, 1998 and one Form 8-K/A (Item 4) was filed on June 2, 1998

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Intellicell Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intellicell Corp.


By: /s/ Ben Neman                        Dated: August 13, 1998
--------------------------------
Ben Neman
President and Acting Chief Financial Officer