Form 10-Q
period 1998-09-30
INTELLICELL CORP
filed 1998-11-23
CIK 1025557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 13, 1998 there were 4,415,902 shares of the registrant's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                Intellicell Corp.
                                 Balance Sheets

                                                   December 31,    September 30,
                                                       1997            1998
                                                   ------------    ------------
                                                                    (Unaudited)
Assets
Current Assets:
Cash                                               $         --    $    238,000
Accounts receivable, net of allowance for
  doubtful accounts of $2,697,000 and $1,984,000      6,578,000       1,255,000
Inventories, net of reserves of $550,000
  and $697,000                                        3,494,000       1,311,000
Notes receivable, net of allowance for
  doubtful notes of $739,000 and $1,521,000             195,000              --
Deposits for purchase of inventory                      271,000         105,000
Prepaid expenses and other current assets               439,000         193,000
                                                   ------------    ------------

  Total current assets                               10,977,000       3,102,000

Property and equipment, net of accumulated
  depreciation of $98,000 and $129,000                  286,000         381,000
Goodwill, net of accumulated amortization
  of $23,000 and $30,000                                 77,000          70,000
Deferred financing costs, net of
  accumulated amortization of $288,000
  and $290,000                                           74,000         117,000
                                                   ------------    ------------
  Total assets                                     $ 11,414,000    $  3,670,000
                                                   ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft                                     $    250,000              --
Revolving credit facility                             3,402,000         527,000
Accounts payable                                      3,425,000       1,147,000
Accrued expenses                                        304,000         188,000
                                                   ------------    ------------

  Total current liabilities                           7,381,000       1,862,000
                                                   ------------    ------------

Commitments and contingencies                                --              --

Stockholders' equity
Preferred stock -$.01 par value, 1,000,000
  shares authorized and none issued
Common stock -$.01 par value, 15,000,000
  shares authorized 4,415,902 shares issued
  and outstanding                                        44,000          44,000
Additional paid-in capital                           11,792,000      12,144,000
Accumulated deficit                                  (7,803,000)    (10,380,000)
                                                   ------------    ------------

  Total stockholders' equity                          4,033,000       1,808,000
                                                   ------------    ------------

  Total liabilities and stockholders' equity       $ 11,414,000    $  3,670,000
                                                   ============    ============

                 See accompanying notes to financial statements

                                Intellicell Corp.
                            Statements of Operations
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                        1998            1997
                                                   ------------    ------------
Net sales                                          $ 22,758,000    $ 61,505,000

Cost of sales                                        21,613,000      58,411,000
                                                   ------------    ------------

Gross profit                                          1,145,000       3,094,000

Selling, general and administrative expenses          3,494,000       4,243,000

Non-recurring legal and auditing fees                        --       1,024,000
                                                   ------------    ------------

Loss from operations                                 (2,349,000)     (2,173,000)

Other income (expense):
   Interest expense                                    (194,000)       (284,000)
   Other Income (Expense)                               (34,000)         21,000
                                                   ------------    ------------

Loss before income tax expense                       (2,577,000)     (2,436,000)

Income tax expense                                           --         (27,000)
                                                   ------------    ------------

Net loss                                           $ (2,577,000)   $ (2,463,000)
                                                   ============    ============

Basic loss per share                               $      (0.58)   $      (0.55)
                                                   ============    ============

Diluted loss per share                             $      (0.58)   $      (0.55)
                                                   ============    ============
Weighted average number of common shares
  outstanding                                         4,415,902       4,462,828
                                                   ============    ============

                 See accompanying notes to financial statements

                                Intellicell Corp.
                            Statements of Operations
                                   (Unaudited)

                                                    For the Three Months Ended
                                                            September 30,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
Net sales                                          $  4,142,000    $ 20,512,000

Cost of sales                                         4,020,000      19,890,000
                                                   ------------    ------------

Gross profit                                            122,000         622,000

Selling, general and administrative expenses            930,000       2,250,000

                                                   ------------    ------------

Loss from operations                                   (808,000)     (1,628,000)

Other income (expense):
   Interest expense                                     (31,000)       (104,000)
   Other Income (expense)                                (1,000)          8,000
                                                   ------------    ------------

Loss before income tax expense                         (840,000)     (1,724,000)

Income tax expense                                           --        (309,000)
                                                   ------------    ------------

Net loss                                           $   (840,000)   $ (2,033,000)
                                                   ============    ============

Basic loss per share                               $      (0.19)   $      (0.46)
                                                   ============    ============

Diluted loss per share                             $      (0.19)   $      (0.46)
                                                   ============    ============
Weighted average number of common shares
outstanding                                           4,415,902       4,415,902
                                                   ============    ============

                  See accompanying notes to financial statement

                                Intellicell Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
Cash flows from operating activities:
Net loss                                               $(2,577,000)   $(2,463,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
Depreciation and amortization                              112,000        129,000
Non cash compensation expense                              352,000             --
Provision for doubtful accounts receivable                 713,000        751,000
Provision for inventory reserves                           323,000        205,000
Provision for doubtful notes receivable                    864,000        622,000
Change in net deferred tax asset                                           25,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable             4,610,000     (5,378,000)
  (Increase) decrease in inventories                     1,860,000        260,000
  (Increase) decrease in deposits for purchases
    of inventory                                           166,000        223,000
  (Increase) decrease in other receivables                (669,000)      (172,000)
  (Increase) decrease in prepaid expenses and
    other current assets                                   246,000       (106,000)
  (Increase) decrease in other assets                                      (9,000)
  Increase (decrease) in accounts payable and
    accrued expenses                                    (2,504,000)       643,000
                                                       -----------    -----------
Net cash provided by (used in) operating
activities                                               3,606,000     (5,230,000)
                                                       -----------    -----------

Cash flows from investing activities:
   Repayment of notes receivable                                --       (151,000)
   Deferred Acquisition Cost                                    --        (88,000)
   Acquisition of fixed assets                            (200,000)       505,000
                                                       -----------    -----------
Net cash provided by investing activities                 (200,000)       266,000
                                                       -----------    -----------

Cash flows from financing activities:
  Bank overdraft (payments)                               (250,000)       385,000
  Deferred financing costs                                 (43,000)       (37,000)
  Net advances (repayments) under credit facility       (2,875,000)     3,275,000
  Proceeds from the sale of common stock                        --      1,341,000
                                                       -----------    -----------
Net cash provided by (used in) financing
  activities                                            (3,168,000)     4,964,000
                                                       -----------    -----------
Net increase in cash                                       238,000             --
Cash - beginning of period                                      --             --
                                                       -----------    -----------

Cash - end of period                                   $   238,000    $         -
                                                       -----------    -----------

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest                                             $   194,000    $   284,000
  Income taxes                                         $        --    $   223,000
Common stock reacquired from officer as settlement
  of balance due from officer and retirement of such
  shares                                               $        --    $   454,000
Conversion of trade receivable into note receivable    $        --    $ 1,657,000

                 See accompanying notes to financial statements

                                INTELLICELL CORP.
                          Notes to Financial Statements
                                   (Unaudited)

1. Company's Quarterly Report Under Form 10-Q

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions set forth in the Securities and Exchange Commission's ("SEC") regulations. In the opinion of Management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial statements of Intellicell Corp. for the periods presented. The accompanying financial information should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Footnote disclosures that substantially duplicate those in the Company's Form 10-K. including significant accounting policies, have been omitted. The results of operations for the three months and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

2. Non-recurring Legal and Auditing Fees

During 1997, in connection with the audit of the Company's financial statements for year ended December 31, 1996, (see 1997 Form 10-K, Item 9) the Company incurred non-recurring expenses of $1,024,000 for the nine months ended September 30, 1997 ($1,300,000 for the year ended December 31, 1997) consisting primarily of professional fees, including the fees of its auditors, fees of special counsel and a special auditor retained by the Company's Audit Committee.

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

In August 1998, BankAmerica waived the default of the tangible net worth covenant through June 30, 1998 and revised the credit agreement. In this fourth amendment, the Company and BankAmerica agreed that either party may terminate the credit agreement, as amended at any time after October 31, 1998. In October 1998, BankAmerica and the Company further amended the agreement, extending the term through November 30, 1998 and further limiting the borrowings to $400,000.

The Company has entered into negotiations with several parties to secure financing to replace the BankAmerica credit line including two other lending institutions that have offered terms similar to the BankAmerica credit agreement. These lenders have each issued the Company a letters of intent to enter into a credit agreement providing maximum borrowings up to a maximum of $2.5 and $5.0 million (depending upon the amounts of eligible inventory and accounts receivables.) The letters of intent are subject to certain condition, and there can be no assurance that the lenders will ultimately enter into a formal credit agreement with the Company.

4. Commitments, Contingencies and Other Matters

The Offering

In November 1998, the Company consummated a private placement (the "Offering") with an investor group (the "Investor Group"). In conjunction with the Offering, the Company issued $1,500,000 of convertible, unsecured subordinated debt and agreed to certain related transactions as follows:

Issuance of Convertible Debt

The Company issued $1,500,000 of unsecured, subordinated convertible notes bearing interest of 2% per annum. The notes are convertible, at the option of the Company and upon ratification of the Offering by the Company's shareholders, into 1,500,000 units (the "Unit"). Each Unit consists of one common share plus one warrant to purchase two-thirds of a share of common stock at an exercise price of $1 per share, or a total of 1,500,000 million shares and warrants to purchase 1,000,000 shares. Ben Neman, the Company's president and chairman of the board and owner of 42.9% of the current outstanding shares of common stock, has provided the Company with an irrevocable agreement to vote his shares in favor of this transaction, including the conversion of the notes to Units.

The 1,000,000 warrants have a term of three years and are excisable at any time by the warrant-holders, but may be redeemed by the Company if the closing bid price of the Company's common stock remains above $2 per share for a defined period of time.

Stock Options

As reported in the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company on March 5, 1998, granted five-year options to purchase an aggregate of 300,000 shares of common stock under the 1998 Stock Option Plan. Of such options, 100,000 options were granted at an exercise price of $3.81 per share (the fair market value of such stock on the date of grant) to each of Messrs. Sharma and Henderson (outside directors of the Company) and to Sands Brothers & Co., Ltd. ("Sands Brothers"), a financial advisor. Mr. Sharma subsequently agreed to the rescission and cancellation of his granted 100,000 options.

The Company accounted for the granted and non-cancelled options to the director and Sands Brothers under the provisions of SFAS 123, resulting in a fair value of $614,000 based on the Black Scholes Option Pricing Model. The options vest in twelve months. Non-cash compensation expense was recognized during the nine months and the quarter ended September 30, 1998 in the amount of $352,000 and $131,000 respectively.

In conjunction with the Offering, the Company has agreed (subject to stockholder approval) to reissue the 100,000 options to Mr. Sharma, but at the lower exercise price of $1 per share and to reprice the exercise price to $1 for the 100,000 options previously granted to Mr. Henderson. The Company also has agreed to pay Sands Brothers $50,000 upon the closing of the offering and (subject to stockholder approval) to issue Sands Brothers 150,000 warrants to purchase 150,000 shares of common stock at an exercise price of $1 with the 100,000 options granted in March 1998 being rescinded and cancelled.

Management

The Company has appointed John Swinehart to be the new Chief Executive Officer, with the former Chief Executive Officer, Ben Neman, continuing to hold the titles of President and Chairman of the Board. This Chief Executive Officer will receive a salary $50,000 per year and options to purchase 200,000 shares of common stock at $1 per share. In addition, two new board members, who will each receive 200,000 options of common stock at an exercise price of $1 per share have been designated by the Investor Group and added to the Board of Directors. All of the foregoing 600,000 options will be issued only upon stockholder ratification of the Offering. Of the options issued, 5/6ths will vest upon issuance, with the remaining options vesting prorata based on exercise of the warrants. the redemption of the 1,000,000 Unit warrants.

The Company's Board of Directors has extended the employment agreement with Ben Neman, the Company's President and Chairman of the Board, for three years from November 1998. He will receive a salary of not less than $72,000 per year and be subject to salary increases at the discretion of the Board of Directors. In the case of a termination for reasons other than cause, as defined, he shall be due severance of $500,000 payable upon said termination. In addition, during his employment Mr. Neman has agreed to a lock-up agreement that restricts the amount of shares that he can sell.

Repricing of Warrants and New Warrant Dividend

In December 1997, the Company declared a dividend in the form of a warrant to its existing shareholders (except Ben Neman). For every two shares held, a warrant to purchase one share was issued with an exercise price of $4 per share. These warrants are redeemable by the Company if the closing bid price of the Common Stock remains above $7 per share for a defined period. In conjunction with this Offering, the Board of Directors agreed to reprice these warrants to an exercise price of $1 per share. In addition, existing shareholders (other then Ben Neman) will receive an additional warrant to purchase one share at $1 per share, for every two shares held This new warrant will be redeemable by the Company if its shares trade for a period, as defined, above $2.00 per share. The repricing of the existing warrants and issuance of the new warrants are subject to stockholder ratification of the Offering.

Registration of Securities

The common stock issuable upon conversion of the notes and upon exercise of the warrants issuable upon conversion of the notes, together with the common stock issuable upon exercise of the options and warrants issued to officers and directors of the Company and Sands Brothers will be registered following stockholder ratification of the Offering, together with the shares of common stock owned by Ben Neman.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward looking statements that involve risks and uncertainties, including but not limited to, the need for additional working capital, possible delays in the Company's expansion efforts, changes in wireless communications markets and technologies, the nature of possible supplier or customer arrangements which may become available to the Company in the future, possible product obsolescence, uncollectible accounts receivable, slow moving inventory, lack of adequate financing, increased competition and unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward looking statement.

Comparison of Operations

Net sales for the nine months and three months ended September 30, 1998 decreased $38,747,000, or 63.0%, and $16,370,000, or 79.8% from the comparable periods of the prior year. The decrease in sales is the result of reduced demand for analog products and the Company's recent inability to procure digital products because of decreased working capital borrowing capabilities from lenders and vendors resulting in both volume and price decreases.

Gross profit decreased by $1,949,000 or 63.0%, for the nine months ended September 30, 1998 and $500,000 or 80.4% for the three months ended September 30, 1998, from the prior comparable periods. As a percentage of sales, gross profit for the nine months ended September 30, 1998 and 1997 was 5.0% and 3.0% for the three months ended September 30, 1998 and 1997. The lower gross profit is reflective of decreased demand for analog product. During the first quarter and second quarters of 1998, the Company's inventory and sources of supply were predominately analog and as such the Company experienced significant gross margin deterioration. During the third quarter, The Company has made an effort to change the phone inventory to digital based product and, as a result, the gross profit deterioration was eliminated. The current phone inventory is balanced between diminishing analog phone sales and growing digital phone sales.

Selling, general and administrative expenses decreased by $749,000 or 17.7% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1998. Selling, general and administrative expenses decreased by $1,320,000 or 58.7% from the three months ended September 30, 1997 to the three months ended September 30, 1998. These decreases in expenses over those of the comparable periods of the prior fiscal year are due to lower payroll and related payroll costs as a result of the Company's cost-cutting efforts in 1998, offset by moving costs for the Company's new facilities in Chatsworth, and non-cash expenses such as stock options grants to non-employees, loan fees for the credit agreement, increased reserves for doubtful accounts receivables and increased reserves for inventory obsolescence.

For the nine months ended September 30, 1998, the Company incurred a loss from operations of $2,349,000 and a net loss of $2,577,000, compared to a loss from operations and net loss of $2,173,000 and $2,463,000, respectively, for the comparable period in 1997. For the three months ended September 30, 1998, the Company incurred a loss from operations of $808,000 and a net loss of $840,000 compared to a loss from operations and net loss of $1,628,000 and $2,033,000 for the comparable period in 1997. The loss from operations for the nine months ending September 30, 1997 included a non-recurring charge of $1,024,000 for legal and auditing fees associated with the fiscal year end 1996 audit.

Changes in Financial Condition

For the nine months and three months ending September 30, 1998, the Company incurred significant losses. The Company believes that these losses are primarily attributable to the growth in the number of major domestic carriers from two to five. The three new carriers, which provide digital transmission technology, have C, D and E block transmission licenses. The new carriers, in most markets, have chosen to procure digital phones directly from manufacturers and have utilized distributors, such as the Company for logistic services such as inventory management, product fulfillment and activities for end users. This change in distribution paradigm has greatly impacted the Company's ability to procure digital product. During this period, the Company's analog inventory consistently lost much of its fair market value, which required reserves for obsolescence. In addition, many of the Company's customers suffered from the change in technology. As a result, the Company's accounts receivables required additional reserves. Therefore, the Company believes that reduced sales were caused by market conditions of obsolescence, the impact of the change of technology on its customers and reduced working capital causing an inability to purchase digital inventory.

As a result of decreased sales, the Company initiated cost cutting measures, including reducing in March 1998 its sales and administrative staff and subleasing approximately one-third of its Chatsworth office location. This sublease was executed on May 1, 1998 at rates and on terms consistent with the Company's lease on such facility. The Company also closed its Miami location and sold its furniture and fixtures and leasehold improvements in Miami to a third party, who also signed a sublease for the remaining lease term.

In an effort to procure the current state-of-the-art digital product, the Company has entered into non-exclusive distribution agreements with several manufacturers, including Sony Electronics Inc. Wireless Communications, LG/Sansys, Samsung of America and NEC of America. Currently, these vendors of digital product provide the Company product on a prepaid basis. See "Liquidity and Capital Resources." The Company is in negotiations with these new suppliers of digital cellular product to provide purchasing terms. There can be no assurance that the Company will be able to obtain sufficient credit amounts to effect large purchases that will allow the Company to subsequently sell such product at high enough volumes to create a positive sustained impact for the Company.

Total assets at September 30, 1998 decreased by $7,875,000 or 71.7% from December 31, 1997, primarily as a result of a $5,323,000 or 80.9% decrease in accounts receivable and a $2,183,000 or 62.5% decrease in inventories. The decrease in accounts receivable is the result of reduced sales for the nine months ending September 30, 1998 and increased reserves for doubtful accounts as a percentage of total accounts receivable. The decrease in inventory is a result of lower purchases of product caused by the reduced demand for the Company's analog cellular product (phones and accessories) in inventory and its recent inability to procure significant amounts of digital cellular phone product. Inventory also decreased as a result of increased reserves for obsolescence.

Net assets (assets less liabilities) of the Company decreased by $2,356,000 or 65.5% from December 31, 1997, reflecting the net loss, net of non-cash compensation expense for the nine months ended September 30, 1998.

The Company's inventory reserve was $697,000 at September 30, 1998, or 35.7% of inventories at that date. The Company believes this reserve is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. The Company believes that a concerted effort will be required to reduce its inventory of analog accessories, which amounted to approximately $750,000, net of reserves. The amounts the Company will ultimately realize could, however, differ materially from the amounts estimated in arriving at inventory reserves.

At September 30, 1998 the Company has a deferred tax asset of $3,612,000, representing the future benefit of net operating losses and timing differences and has established a valuation allowance of an equal amount reflecting current assessment of realizability.

Total liabilities decreased by $5,519,000 or 74.8% from December 31, 1997 to September 30, 1998. This reduction is primarily composed of a $2,278,000 reduction in accounts payable, a $2,875,000 reduction in borrowings under the revolving credit facility and a $250,000 reduction in the bank overdraft balance at September 30, 1998 as compared to December 31, 1997. This reduction in liabilities is associated with reduced levels of business activity, including purchases and inventory levels during the nine months ending September 30, 1998.

Liquidity and Capital Resources

Historically, the Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable, as well as recent operating losses. The Company has satisfied its working capital requirements principally through the issuance of equity securities and borrowings. Working capital at September 30, 1998 was $1,240,000, compared to working capital of $3,596,000 at December 31, 1997. This decrease in working capital reflects the losses sustained by the Company subsequent to December 31, 1997.

Net cash provided by operating activities was $3,606,000 for the nine months ended September 30, 1998 as compared to net cash used in operating activities of $(5,230,000) for the nine months ended September 30, 1997. The cash provided by operating activities for the nine months ended September 30, 1998 was primarily the result of a reduction of accounts receivable and inventories and net of an increase in use of cash for deposits for purchase of inventory. Net cash used by investing activities for the nine months ended September 30, 1998 was $200,000 as compared to $266,000 for the nine months ended September 30, 1997. Net cash used by investing activities for the nine ended September 30, 1998 was the result of repayments on the Company's credit agreement and an overdraft position at December 31, 1997. For the nine months ended September 30, 1997, net cash provided by financing activities totaled $4,964,000, which was the result of increased borrowings under the Company's credit facility and proceeds from the exercise of the over-allotment option from the Company's initial public offering of $1,341,000.

The Company has incurred significant losses, which have materially, adversely impacted its cash flow and liquidity. The Company currently does not have significant borrowing availability under its existing credit facility or through many of its vendors to be able to maintain or expand the current level of its operations. Under the Company's line of credit, the Company is prohibited from incurring additional indebtedness, except for trade indebtedness. The lender that provides the Company's current credit facility has reduced the maximum borrowings permitted under that facility to $400,000 and may cancel the facility at any time after November 30, 1998. The Company has entered into negotiations with several parties to secure financing to replace the BankAmerica credit line including two lending institutions that have offered terms similar to the BankAmerica credit agreement. These two lenders have issued the Company letters of intent to enter into a credit agreement providing maximum borrowings up to a maximum of $2.5 and $5.0 million, respectively (depending upon the amounts of eligible inventory and accounts receivables.) The letters of intent are subject to certain condition, and there can be no assurance that the lenders will ultimately enter into a formal credit agreements with the Company.

In June 1998, the Company was notified by Nasdaq that its shares were below the minimum bid price requirement of $1.00 for continued listing on the Nasdaq Small Cap Stock Market. In October 1998, the Company was notified by Nasdaq that since the Company's common stock had traded for 10 consecutive trading days with a closing bid at least of $1 per share, the Company was now in compliance with Nasdaq's minimum bid price requirement. However, as of September 30, 1998 the Company's tangible net worth was less than Nasdaq's minimum continued listing requirement of $2,000,000. If the Company is not successful in converting the convertible notes described below to equity (which requires shareholder approval) or otherwise in raising additional capital or if the price of its common stock falls below $1, NASDAQ may delist the Company's common stock. However, the Company is confident that the ultimate conversion will occur since the Company has already obtained an agreement from its largest shareholder who holds approximately 43% of the Company's stock to vote in favor of conversion.

In November 1998, the Company completed a private placement with an investor group of $1,500,000 convertible, unsecured subordinated notes. The notes are convertible, at the option of the Company and upon ratification by the Company's stockholders of the private placement. Each unit consists of one common share plus one warrant to purchase two-thirds of a share of common stock at an exercise price of $1 per share, or a total of 1,500,000 shares and warrants to purchase 1,000,000 shares.

In connection with and subject to stockholder ratification of the private placement, the Company will reduce the exercise price of the warrants distributed to its shareholders in 1997 from $4 to $1 per share and will issue new warrants to its existing stockholders (other than Ben Neman) with an exercise price of $1 per share, with stockholders receiving one warrant to purchase one share for each two shares currently held by such stockholders.

The Company believes it will require additional working capital to support its current operations and to expand the level of those operations as part of a strategy to generate operating profits. There can be no assurance that the funding from the Offering (including any funds realized from any exercise of warrants) will provide sufficient additional working capital for the Company to meet its objectives. Should the Company be unable to replace its current line of credit with Bank of America with other debt financing, proceeds from the Offering will be insufficient to both repay Bank of America and provide adequate working capital for the Company to meet its objectives.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

      Exhibit 10.13 Form of Amendment No. 5 to Loan and Security Agreement

      Exhibit 27 Financial Data Schedule

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Intellicell Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intellicell Corp.


By: /s/ David M. Kane                                Dated:  November 23, 1998
------------------------------------
David M. Kane
Chief Financial Officer
(and duly authorized officer)