Form 10-Q/A
period 1998-09-30
INTELLICELL CORP
filed 1999-02-04
CIK 1025557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q


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
                                                   ============    ============

                  See accompanying notes to financial statement

                                Intellicell Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
Cash flows from operating activities:
Net loss                                               $(2,577,000)   $(2,463,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
Depreciation and amortization                              112,000        129,000
Non cash compensation expense                              352,000             --
Provision for doubtful accounts receivable                 713,000        751,000
Provision for inventory reserves                           323,000        205,000
Provision for doubtful notes receivable                    864,000        622,000
Change in net deferred tax asset                                           25,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable             4,610,000     (5,378,000)
  (Increase) decrease in inventories                     1,860,000        260,000
  (Increase) decrease in deposits for purchases
    of inventory                                           166,000        223,000
  (Increase) decrease in other receivables                (669,000)      (172,000)
  (Increase) decrease in prepaid expenses and
    other current assets                                   246,000       (106,000)
  (Increase) decrease in other assets                                      (9,000)
  Increase (decrease) in accounts payable and
    accrued expenses                                    (2,394,000)       643,000
                                                       -----------    -----------
Net cash provided by (used in) operating
activities                                               3,606,000     (5,230,000)
                                                       -----------    -----------

Cash flows from investing activities:
   Repayment of notes receivable                                --       (151,000)
   Deferred Acquisition Cost                                    --        (88,000)
   Acquisition of fixed assets                            (200,000)       505,000
                                                       -----------    -----------
Net cash provided by investing activities                 (200,000)       266,000
                                                       -----------    -----------

Cash flows from financing activities:
  Bank overdraft (payments)                               (250,000)       385,000
  Deferred financing costs                                 (43,000)       (37,000)
  Net advances (repayments) under credit facility       (2,875,000)     3,275,000
  Proceeds from the sale of common stock                        --      1,341,000
                                                       -----------    -----------
Net cash provided by (used in) financing
  activities                                            (3,168,000)     4,964,000
                                                       -----------    -----------
Net increase in cash                                       238,000             --
Cash - beginning of period                                      --             --
                                                       -----------    -----------

Cash - end of period                                   $   238,000    $         -
                                                       -----------    -----------

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest                                             $   194,000    $   284,000
  Income taxes                                         $        --    $   223,000
Common stock reacquired from officer as settlement
  of balance due from officer and retirement of such
  shares                                               $        --    $   454,000
Conversion of trade receivable into note receivable    $        --    $ 1,657,000

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

YEAR 2000 UPDATE

Overview and Background

The Company is implementing a project (the Project) to address the Year 2000 readiness of its information technology as well as its non-information technology systems (e.g. telephones, alarm systems, office machines, etc.) which have embedded technology (collectively referred to as Systems). Additionally, the Project includes assessment of the Year 2000 readiness of the Company's significant suppliers and customers.

Status of the Project

The Project is divided into four separate phases - Planning and Awareness, Inventory, Assessment and Renovate.

The Planning and Awareness phase began in November 1998 and is scheduled for completion in early March 1999. This phase includes: (I) development and approval of the Project charter, (ii) formation of a Project management team to carry out the Project charter, (iii) identification and assessment of overall Project risks and (iv) development of a Project budget. Because the Company does not believe that its customers' Year 2000 compliance issues will have a significant impact on the Company, the Company plans on conducting informal conversations about Year 2000 issues with its customers.

In February 1999, the Company will implement the Inventory phase of the Project, which involves: (i) identification of significant Systems to be assessed and
(ii) identification of all significant suppliers and customers.

The Assessment phase is scheduled to begin in March 1999, with an anticipated completion date of May 1999. This phase involves (i) contacting vendors of significant Systems to assess the Year 2000 readiness of those Systems, (ii) testing of the assertions made by significant Systems vendors, (iii) contacting significant suppliers, customers and wireless network operators in order to ascertain their state of Year 2000 readiness, (iv) assessment of assertions made by significant suppliers and customers, (v) determination of the extent to which renovation will be required to insure Year 2000 readiness and (vi) development of contingency plans to the extent considered necessary.

Once the Assessment phase is completed for each System, the Renovation phase will commence for those Systems identified as not Year 2000 compliant. The Renovation phase is projected to be completed by mid 1999. The activities that will be performed during Renovation include (i) repairing, replacing or reprogramming all significant Systems that do not comply with Year 2000 readiness, (ii) testing and validation of renovated Systems and (iii) establishment and completion of action plans to address any Year 2000 issues with significant customers and suppliers.

Costs

The Company will rely primarily on internal resources to implement and fund the Project. Costs incurred to insure the Company's systems are Year 2000 compliant are not expected to be material to the Company's results of operations, financial position or cash flows since the Company has already been in the process of upgrading certain Systems to keep pace with new computer and software technologies. Project costs are and will be expensed as incurred.

Risks and Contingencies

The Company believes that the Project will meets its Year 2000 objectives in a timely manner. However, the Company has not completed significant portions of the Project. The ability of suppliers and customers with which the Company transacts to timely convert their systems to be Year 2000 compliant is uncertain. Lastly, disruptions in the economy generally resulting from Year 2000 issues could also have an adverse affect on the Company's operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position.

The Company is dependent on wireless equipment manufacturers for supply of wireless handsets and accessories. Additionally, demand for the Company's products (wireless handsets and accessories) by the Company's customers is dependent on the ability of network operators to provide wireless network services to the end-users of those products. Failure in the products and/or systems of the wireless equipment manufacturers or network operators, including those resulting from a lack of Year 2000 compliance, could have a material adverse effect on the Company.

The estimated completion dates for the various phases and estimated costs are dependent upon management's assumptions of certain future events, such as compliance efforts, the availability of personnel and ability to locate and renovate all Systems. There can be no assurance that third parties which the Company significantly relies upon will succeed in their Year 2000 compliance efforts or that failure by third parties would not have a material adverse effect on the Company's results of operations or financial condition.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

      Not Applicable.

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Intellicell Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intellicell Corp.


By: /s/ David M. Kane                                Dated:  February 4, 1999
-------------------------------------
David M. Kane
Chief Financial Officer
(and duly authorized officer)