Form 10-K
period 1998-12-31
INTELLICELL CORP
filed 1999-03-30
CIK 1025557

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                                     1-12571
                                     -------
                              (Commission File No.)

                                INTELLICELL CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     95-4467726
            --------                                     ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO: [__]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 26, 1999 was approximately $10,229,000 (based on the closing sales price of such stock as of such date on the Nasdaq SmallCap Market on March 26, 1999). No other capital stock is outstanding.

     As of March 26, 1999 there were 6,915,902 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1.  BUSINESS.

       The statements which are not historical facts contained in this Annual Report for Intellicell Corp. (the "Company") are forward-looking statements that involve risks and uncertainties, including but not limited to, possible delays in the Company's expansion efforts, changes in wireless communication markets and technologies, the nature of possible supplier or customer arrangements which may become available to the Company in the future, risks associated with foreign markets and currencies, possible technological obsolescence, uncollectible accounts receivable, slow moving inventory, lack of adequate financing, increased competition and any future unfavorable general economic conditions. The Company's actual results may differ materially from the results discussed in any forward-looking statement.

       GENERAL

       The Company is engaged in the wholesale distribution of wireless communications products. The Company offers wireless telephones and accessories from leading manufacturers, featuring brand names such as AT&T, Audiovox, Ericsson, Mitsubishi, Motorola, Nokia, NEC, Panasonic, Qualcomm, Samsung and Sony. The Company also offers a proprietary line of accessory products under the Intellicell name. The Company has developed a customer base of more than 2,100 wholesalers, carriers, agents, dealers and retailers. The Company has historically acquired most of its inventory products from, and has sold a substantial portion of this inventory to, other distributors.

       The Company's objective is to capitalize on wireless communications opportunities in markets in which the Company believes it can achieve significant growth. The Company intends to implement its business strategy by
(i) strategically aligning with certain key manufacturers and network operators to provide value-added services, (ii) transitioning to a service-based company offering a broad selection of services related to distribution, including "just in time" delivery of wireless handsets and accessories, purchasing, selling, warehousing, picking, packing and shipping and value added services, including inventory management, marketing, kitting and customized packaging, private labeling, light assembly, accounts receivable management, end user support services and warranty servicing. As part of this strategy, the Company is targeting emerging foreign markets and may seek to expand through acquisitions of companies in businesses related to that of the Company.

       RECENT DEVELOPMENTS

       The Company experienced a significant decline in revenues and incurred substantial operating losses in 1998. The losses incurred by the Company are attributable to various factors, including the intense price competition in the wireless communications industry. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Prior to March 1998, the Company had failed to sustain significant supplier relationships with any of the leading manufacturers of analog and digital cellular products. The Company's supplier relationships have consisted of primarily other wholesale distributors. As a result, the Company's supply of product has been inconsistent and of higher cost. Furthermore, product obtained from other distributors does not typically include price protection and promotional allowances when compared to the product which are acquired directly from manufacturers. In March 1998, the Company signed a non-exclusive distribution agreement with Sony Electronic Inc Wireless Telecommunications Company ("Sony"), pursuant to which the Company was able to distribute analog and cellular digital telephones and accessories to its customer base. The relationship with Sony does include price protection and promotional allowances, however, the Company was not granted open credit terms. As a result, goods purchased from Sony are on a prepaid basis. The wide acceptance of the digital technology in wireless handsets, which included personal communications services ("PCS"), TDMA and CDMA formats has had an adverse effect on the demand for the analog cellular products sold by the Company. Manufacturers in the PCS market have selected distribution channels, which do not currently include the Company and distribute directly to the end user. There can be no assurance that the Company will establish additional strategic relationships with manufacturers of digital wireless products or secure any strategic relationships allowing it to access digital products directly. The Company's financial results will continue to be adversely affected if it is unable to secure (i) additional supplier relationships with manufacturers of analog and digital wireless products and
(ii) a consistent supply of digital products at commercially competitive rates. See "Competition."

       In November 1998, the Company consummated a private placement (the "Offering") with an investor group (the "Investor Group") and agreed to certain related transactions as follows:

       (a) The Company issued $1,500,000 of unsecured, subordinated convertible notes. The notes were convertible, at the option of the Company, upon ratification of the Offering by the Company's shareholders, into 1,500,000 units (the "Units"), and this conversion was effected by the Company in December 1998. Each Unit consists of one share of common stock plus one warrant to purchase two-thirds of a share of common stock at an exercise price of $1 per share, or a total of 1,500,000 shares and warrants to purchase 1,000,000 shares of common stock. The 1,000,000 warrants had a term of three years and were redeemable by the Company under certain conditions. The Investor Group exercised all of these warrants in March 1999.

       (b) In conjunction with the Offering, the Company issued the options to purchase 100,000 shares of common stock to a director who had previously cancelled options to purchase 100,000 shares of common stock, but at the lower exercise price of $1 per share for the new options and repriced the exercise price to $1 for options to purchase 100,000 shares of common stock previously granted to another outside director. The Company paid a financial advisor, Sands Brothers, $50,000 upon the closing of the Offering and issued warrants to purchase 150,000 shares of common stock at an exercise price of $1, with the options to purchase 100,000 shares granted to Sands Brothers in March 1998 being rescinded and cancelled.

       (c) Options to purchase 200,000 shares of common stock at $1 per share were each granted to John Swinehart, who became the Company's Chief Executive Officer and a director in November 1998, to another individual who became a director of the Company in November 1998 and to an individual who served as a finder in the Offering. Of the options issued, five-sixths vested upon issuance, with the remaining one-sixth vested upon exercise of the Unit warrants in March 1999.

       (d) In December 1997, the Company declared a dividend in the form of a warrant to its existing shareholders (except the Company's President and Chairman). For every two shares held, a warrant to purchase one share was issued with an exercise price of $4 per share. These warrants were redeemable by the Company if the closing bid price of the Common Stock remains above $7 per share for a defined period. In conjunction with the Offering, the Board of Directors agreed to reprice these warrants to an exercise price of $1 per share. In addition, existing shareholders of record as of February 16, 1999 (other than the Company's President and Chairman and the Investor Group) will receive an additional warrant (which may only be exercisable after the Company registers the shares issuable upon exercise) to purchase one share of common stock at $1 per share, for every two shares held. This new warrant will be redeemable by the Company if its shares trade for a period, as defined, above $2 per share.

       (e) The common stock issued upon conversion of the notes and upon exercise of the warrants issued upon conversion of the notes, together with the common stock issuable upon exercise of the options and warrants issued to officers and directors of the Company and Sands Brothers will be registered, together with the shares of common stock owned by the Chairman and President.

       In January 1998, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with BankAmerica Business Credit, Inc. ("BankAmerica") which provided for borrowings of up to a maximum of $12 million based on a maximum of 80% of eligible accounts receivable and the lesser of $6 million or 50% of eligible inventory as defined in the Credit Agreement. Subsequent to entering into the Credit Agreement, the Company was in violation of the tangible net worth covenant of the Credit Agreement (with BankAmerica providing a waiver of this default in exchange for reducing the amount available to be loaned to the Company). In November 1998, the Company paid off all amounts owing under and terminated the Credit Agreement. The Company is seeking and has received a preliminary letter of interest from another financial institution to provide a revolving line of credit for a maximum of $5,000,000, although there can be no assurance that the Company will be able to enter into a definitive agreement with this bank.

THE WIRELESS COMMUNICATIONS INDUSTRY

       The wireless communications industry provides voice and data communications services through wireless telephone, PCS, satellite, enhanced specialized mobile radio ("ESMR") and paging services. Advances in system technology and equipment, combined with lower equipment prices and service charges, have increased consumer acceptance and driven dramatic increases in worldwide demand for wireless communications products and services.

       UNITED STATES MARKET

       Wireless communications technology encompasses wireless communications devices such as handheld, mobile and transportable handsets, pagers and two-way radios. However, the Company currently sells only handsets and accessories for handsets. Since its inception in 1983, the wireless handset market has grown rapidly. The Company believes that the wireless communications industry will continue its rapid growth for several reasons. Economic growth, increased service availability and lowering cost of wireless service will continue to create demand for wireless communications products. The Company further believes the shift for most major markets from analog based signals to digital signals will lower the cost for network operators and encourage consumers to purchase the next generation of products. In addition, certain markets have seen a significant increase in choices of wireless services. This increase in choices has, in turn, resulted in increased demand for wireless communications products. The proliferation of new manufacturers is expected to service the demand, expanding the sales channels while lowering prices and increasing product selection.

       INTERNATIONAL MARKET

       The markets for wireless products and services outside the United States also have grown significantly. The Company expects that rapid growth in international markets will continue as low market penetration, economic growth and high population density result in increased demand for wireless communications products and services. The Company also believes that wireless systems in certain of these countries offer lower-cost alternatives to the construction of conventional telephone facilities because they do not require substantial investment in infrastructure. Due to these factors and the limited availability and quality of land-line service, the Company believes that consumers in many countries outside of the United States will increasingly utilize wireless services. These markets present attractive expansion opportunities for the Company, which will seek to reduce collection loss problems it has encountered in its prior foreign sales through the use of insurance.

       EMERGING WIRELESS TECHNOLOGIES

       In addition to growth in the wireless market, the emergence of the new digital wireless communications technologies and services, such as the TDMA, CDMA, PCS, EMR and satellite communications systems, is expected to increase the capabilities associated with wireless communications including seamless roaming, increased service coverage, improved signal quality and greater data transmission capacity. These technologies include cellular type services, including advanced voice and data transmissions using small, light-weight wireless telephones or hand-held computers. Digital format also offers greater functionality, resulting in lower cost service options and lighter handsets with longer battery life. Digital based technology has been introduced in markets throughout the United States. Upon the widespread commercial introduction of these services, demand for wireless communications products and services is expected to increase.

       Prior to 1995, the United States Federal Communications Commission (the "FCC") allowed two carriers to provide cellular service to each metropolitan service area. In connection with the auctioning of licenses in 1995 and 1996, the FCC added three Digital carriers to each metropolitan service area, increasing the total number of potential carriers to five per market. The Company believes that this increase in the number of wireless service providers will increase competition and generate additional demand for wireless communications products and services through lower prices, increased advertising and improved service quality.

       During late 1994, the FCC awarded mobile satellite licenses to major corporations that are investing in satellites which will enable them to provide wireless phone, data, fax and paging services on a global basis. In addition, other corporations have announced their intention to enter the mobile satellite market and launch networks, which would permit computers to bypass local telephone exchanges and connect directly to the Internet.

       REGULATORY TRENDS

       The Company believes that the Telecommunications Act of 1996 will ultimately serve to reverse the trends associated with the breakup of AT&T and the Bell System that separated long distance and local telephone service. This statute permits long distance, cable and wireless companies to compete in local markets. The Company believes that such deregulation will significantly increase competition, which should translate into lower costs and increased numbers of subscribers.

STRATEGY

       The Company's strategy is to achieve and thereafter maintain profitability by significantly expanding its revenues and by focusing on products and services that can generate higher profit margins. The Company's objective is to capitalize on wireless communication opportunities in markets in which the Company believes it can achieve significant growth. The key elements of the Company's strategy are as follows:

       EXPAND THROUGH ACQUISITIONS. Assuming financing is available, of which no assurance can be given, the Company is seeking to expand through acquisitions of companies, which the Company believes will provide significant growth potential. Any decision to make an acquisition will be based upon the business prospects and competitive position of the acquisition candidate and the extent to which the acquired business would enhance the Company's prospects and maximize revenues. Potential acquisition candidates may include companies with alternative distribution channels for wireless products. Although the Company has recently identified several potential acquisition candidates, it has not entered into any agreements to acquire any companies.

       VALUE ADDED DISTRIBUTOR. The Company believes that to be successful as a distributor, it must offer services such as inventory management, warehousing, repair and refurbishment services, credit risk management, transparent order processing, customized kitting, packaging, handset software programming, and the development of new alternative distribution channels. In addition to offering an expansive menu of services, the Company must have access to an information system capable of integrating, tracking and reporting all of the activities of its customers. The Company's strategy is provide these services, which the Company believes will provide higher profit margins than the Company's traditional product distribution activities, to network operators and wireless manufacturers.

       TARGET EMERGING FOREIGN MARKETS. The Company is targeting emerging foreign markets in which wireless products are believed to have potential for significant market penetration. The Company believes that certain markets are likely to achieve greater penetration based on anticipated economic growth and the increasing numbers of carriers. Many of these markets, particularly in Mexico and other Latin American countries, are characterized by low penetration rates, high population densities and inadequate land-line service. The Company anticipates that it will initially seek to achieve penetration in regions with fast-growing economies and wireless markets. Additionally, the Company will seek to further establish a position in Latin America by developing relationships with established carriers and industry participants.

       OFFER BROAD PRODUCT SELECTION. The Company distributes a broad selection of popular brand name products and accessories. The Company analyzes customer purchasing patterns and industry trends to anticipate demand for new products. The emergence of new wireless communications technologies, including digital wireless technology, PCS and satellite communications systems, is expected to dramatically increase demand for wireless products and services. The Company intends to evaluate cost, effectiveness and the potential of future wireless services as primary considerations in selecting products for particular markets. The Company is making an effort to develop relationships with equipment manufacturers and other potential providers of emerging new wireless products and services so as to position the Company to capitalize on evolving industry standards and trends. No relationships have been developed to date and no assurance can be given that such relationships with key players in the emerging wireless product and service industry will be developed.

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

PRODUCTS

       The Company offers a broad selection of wireless products from leading manufacturers. The Company's product offerings include a variety of hand-held and mobile cellular telephones featuring prominent brand names such as AT&T, Ericsson, Mitsubishi, Motorola, Nokia, NEC, Audiovox, Panasonic, Samsung and Sony. The Company continually reviews and evaluates wireless products in determining the mix of products purchased for resale to customers and seeks to acquire distribution rights for products which the Company believes have the potential for significant market penetration. For the years ended December 31, 1996, 1997, and 1998, approximately, 74.6%, 92.0%, and 92.3%, respectively, of the Company's revenues were derived from sales of wireless telephones. A significant portion of the Company's sales were of Motorola, Ericsson and Nokia products (approximately 63% in 1997 and 47% in 1998). Motorola, Ericsson and Nokia products are not available to the Company directly from these manufacturers. Since the Company purchases these handsets from third parties, it does not obtain price protection, cooperative advertising and marketing allowances on such products.

CUSTOMERS

       The Company has developed a customer base of more than 2,100 wholesalers, carriers, agents, dealers and retailers. The Company believes that these categories of customers will continue to be the primary purchasers of the Company's products.

       For the years ended December 31, 1996, 1997 and 1998, sales of cellular products to the Company's five largest customers accounted for approximately 48.8%, 36.2% and 28.6%, respectively, of the Company's revenues. For the year ended December 31, 1996, sales to Brightpoint and Downtown accounted for approximately 17.1% and 15.9%, respectively, of the Company's revenues. For the year ended December 31, 1997, sales to Downtown and Brightpoint accounted for approximately 11.7% and 11.4%, respectively, of the Company's revenues. For the year ended December 31, 1998, sales to Brightpoint and Celluphone accounted for approximately 6.1% and 8.0%, respectively, of the Company's revenues. For the years ending December 31, 1996 and 1997, no other customer accounted for more than 10% of the Company's revenues, and no single customer accounted for more than 10% of the Company's revenues for the year ended December 31, 1998.

       In February 1998, the Company learned that the business and associated assets of Downtown had been assumed by CellStar Corporation ("CellStar") a supplier/customer and competitor of the Company, which the Company believes maintained a first priority security interest in and to the assets of Downtown. As a result, in 1997, the Company charged $1,665,000 to bad debt expense to reserve the unpaid receivable from Downtown. In 1998, the Company determined that collecting any amounts from this account was not economically viable for the Company and therefore ceased collection efforts.

       Brightpoint and CellStar are two of the Company's primary customer/supplier competitors. Failure or delay by these or other customer/suppliers in purchasing and/or supplying competitive products on favorable terms, or at all, would materially adversely affect the Company's sales, operating margins and ability to obtain and deliver products on a timely and competitive basis. See "Competition."

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

       The Company sells its products to customers in foreign markets, including Israel, Paraguay, Mexico, Peru, Brazil and Canada and to United States-based exporters of wireless products. For the years ended December 31, 1996, 1997 and 1998, sales of the Company's products to customers in foreign markets accounted for 5.2%, 17.6% and 8.0%, respectively, of the Company's revenues. Approximatley 77% of the Company's 1998 foreign sales of $2.2 million were made in Mexico, with no other country accounting for more than 10% of the Company's foreign market sales. The Company is seeking to continue to expand product sales in foreign markets. No assurance can be given that the Company will be able to do so or with terms that limit the Company's exposure to collection risks. In 1998, all sales to foreign countries were made in US dollars.

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

       For the years ended December 31, 1996, 1997 and 1998, the Company's four largest suppliers accounted for approximately 54.1%, 43.9% and 41.0%, respectively, of product purchases. For the year ended December 31, 1996, Brightpoint, Best Cellular, Sony and CellStar accounted for approximately 26.1%, 10.2%, 9.6% and 8.2%, respectively, of product purchases. For the year ended December 31, 1997, Brightpoint, Progressive Concepts, Inc. and Audiovox, accounted for approximately 11.9%, 11.8%, and 11.0% respectively, of product purchases. For the year ended December 31, 1998, Sony, Audiovox and Brightpoint, accounted for approximately 22.4%, 6.9%, and 6.5% respectively, of product purchases. For these periods, none of the Company's other suppliers accounted for more than 10% of product purchases. Brightpoint and CellStar are two of the Company's primary competitors. Failure or delay by these or other suppliers in supplying competitive products on favorable terms, or at all, could materially adversely affect the Company's operating margins and the Company's ability to obtain and deliver products on a timely and competitive basis. See "Competition."

       The Company has entered into non-exclusive arrangements with Sony, Audiovox, NEC, and Panasonic Telecommunications and Systems Company pursuant to which the Company distributes wireless telephones and accessories to carriers, retailers and, with the exception of Sony products, wholesalers. Such arrangements are terminable on short notice. The Company purchases products from the above manufacturers and other distributors pursuant to purchase orders placed from time to time in the ordinary course of business. The Company believes that its relationships with its suppliers are satisfactory, although it is seeking to establish more supplier relationships with manufacturers.

       The Company generally places orders to its suppliers by facsimile on a daily basis. Purchase orders are typically filled within one to seven days and wireless products are shipped to the Company's warehouses by common carrier.

       The Company obtains all of its proprietary accessory products from manufacturers in Taiwan and is dependent on such manufacturers to provide sufficient quantities of products on favorable terms. The Company currently pays import duties of between 2.4% and 5.9% of the cost of its accessory products.

SALES, MARKETING AND DISTRIBUTION

       The Company's executive officers and sales staff of twelve are responsible for all of the Company's marketing and sales efforts. The Company's sales personnel are paid a base salary plus commission (generally between 8% and 15% of gross profit represented by their sales). The Company maintains agreements with its sales personnel, which contain confidentiality provisions and prohibit such individuals from competing with the Company.

       The Company's sales staff consists of eight account executives. The Company has assigned specific customers to each account executive, who is responsible for maintaining all customer relations with their assigned group of customers. Because of the service-oriented nature of the Company's business, the Company's executive officers devote a substantial amount of time to developing and maintaining continuing personal relationships with the Company's customers. The Company's ability to expand its customer base may be limited by the number of marketing personnel and will be largely dependent upon the efforts of such individuals.

       In an effort to increase its sales in foreign markets, primarily Latin America, the Company in November 1997, began operation of a 12,800-square foot warehouse and office facility in Miami, Florida.

However, in May 1998, in an effort to cut costs, the Company closed this facility, and the Company now services all its sales out if its Chatsworth, California facility.

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

ASSET MANAGEMENT

       ACCOUNTS. For the years ended December 31, 1996, 1997 and 1998, approximately 79.3%, 93.6% and 86.5%, respectively, of the Company's sales were made on open account. The Company generally offers 30-day open account terms to its customers. As of December 31, 1996, 1997 and 1998, trade accounts receivable averaged 35.6, 31.5 and 28.3 days for sales made on open account, respectively. The Company experienced bad debt expense in 1998 of $108,000 (0.4% of 1998 sales), as compared to $3,627,000 in 1997 (4.4% of 1997 sales) and as compared to $380,000 for 1996 (0.5% of 1996 sales). The Company engages credit rating associations that provide credit rating information in connection with individual customer accounts, attempts to monitor its customer's creditworthiness and seeks to obtain advance payment or letters of credit from its foreign customers. All foreign sales are made in United States dollars. As direct and indirect foreign sales increase, the Company will become subject to risks inherent in foreign trade, including credit risk, shipping delays, trade restrictions, international political, regulatory and economic developments. In September 1998, the Company obtained credit insurance on its accounts receivable. Although this insurance is subject to certain limitations and deductibles, the Company believes that the risk of bad debts from uncollectible accounts receivable will be substantially reduced through the use of this insurance.

       INVENTORY. On average, the Company has historically turned inventory approximately 14.2 times per year. The Company takes physical inventory on a quarterly basis. On an annual basis, cumulative physical inventory adjustments have accounted for less than 1% of total purchases during the years ended December 31, 1996, 1997 and 1998.

       MANAGEMENT INFORMATION SYSTEMS. The Company believes that inventory control and other information systems are important factors in providing customers with competitive prices and rapid delivery of variety of products. Accordingly, the Company currently maintains financial, accounting and management controls for its operations through the use of a centralized accounting system and a computerized management information system. The Company's management information system is designed to enable the Company to adapt to new product developments and to enhance corporate productivity through the integration of sales inventory controls, purchasing and financial and credit control. The Company believes that the system allows the Company to provide value to its customers through general efficiency, and timely and accurate product and pricing information. Internally, the system provides management and other key employees with detailed account information, including buying and credit histories and current account status, as well as pricing and product availability information. During 1997, the Company made significant investments in maintenance and in upgrading its computer system. In 1999, the Company anticipates continuing to make upgrading and maintenance investments in its computer system to support its new strategy. The Company believes that with the foregoing investment, the Company's management information system will be sufficient to support its anticipated level of operations.

COMPETITION

       The markets for wireless communication products are characterized by intense price competition and significant price erosion over the life of a product. The Company competes principally on the basis of price and product availability. The Company competes with numerous well-established wholesale distributors and manufacturers of wireless equipment, including the Company's customers and suppliers, as well as with providers of cellular services, most of which possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations for success in the sale and service of cellular products. A number of these competitors have the financial resources necessary to enable them to withstand substantial price competition and implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

       The Company has experienced and expects to continue to experience significant price competition in the sale of analog and wireless digital products. The Company believes this price competition is reflective of the lack of direct supplier relationships of high demand digital cellular product and the advent and customer acceptance of digital products. The primary suppliers of product and the primary customers of the Company have been other wholesale distributors. The supply of product from other wholesale distributors as compared to supplies from manufacturers is inconsistent, of higher cost, on less favorable terms and typically is without price protection and promotional allowances. The Company will continue to seek to establish additional supplier relationships with leading manufacturers of analog and digital cellular products. No assurance can be given that the Company will be able to establish such relationships. The Company expects its competitors to offer new and existing products and services at prices necessary to gain and retain market share. Certain of the Company's competitors have substantial financial resources, which enable them to withstand sustained price competition or market downturn better than the Company. Furthermore, no assurance can be given that competitors of the Company (many of which are the Company's suppliers) will not develop enhanced services that the Company will not be able to match based on its industry and financial position.

       Additionally, it is the Company's belief that the wide acceptance of the digital format has had a negative impact on the demand for analog and cellular digital product. The Company has not secured a strategic relationship allowing it to access digital PCS products directly. Manufacturers currently in the digital PCS market have selected distributors and distribution channels other than the Company. As other manufacturers present their products to the digital market they may compete directly with the Company, or enter into joint ventures or strategic relationships with the Company's competitors, in which case the Company's ability to access and sell such products could be reduced or eliminated. The Company's results of operations, net sales, profitability and financial condition have been and will continue to be adversely impacted until access to a consistent supply of digital products at commercially competitive rates is maintained at levels to sustain growth and profitability.

       The wireless distribution industry is characterized by low barriers to entry and frequent introduction of new products. The industry is evolving, with value-added services becoming of increased importance to the market. This evolution is expected to increase entry barriers, as value added services require increased human resources, management information systems and equipment. The Company's ability to continue to compete successfully will be dependent on its ability to anticipate and respond both strategically and financially to various competitive factors affecting the industry, including new products and services, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions particularly recessionary conditions adversely affecting consumer spending and discount pricing strategies and promotional activities by carriers.

       The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products that satisfy evolving industry and customer requirements. The use of alternative wireless technologies, including digital and satellite communications systems, will reduce demand for existing cellular products, increasing risk associated with the granting of credit and inventory obsolescence. Upon widespread commercial introduction, digital, satellite communications systems and other new wireless technologies could materially change the types of products sold by the Company and its suppliers and result in further significant price competition. There can be no assurance that the Company will be able to continue to compete successfully, or will have the financial capability to sustain its business particularly as domestic cellular markets mature and the Company seeks to enter into new markets and market new products and services.

       The Company's current primary competitors include Brightpoint, CellStar, Com-Quest Wireless Distributing Company, Arizona Wholesale Supply Company (a/k/a
QDI), and Progressive Concepts, Inc. ("Progressive"). For the year ended 1998, the Company secured from the foregoing entities 21.0% of its product purchases, with such products comprising 27.1% of the Company's telephone sales for the 1998 year. The occurrence of either increased price competition and/or the lack of supply of such products would have an adverse effect on the Company.

TRADEMARK

       The Company currently holds a federal trademark registration for the name "Intellicell" for use in connection with wireless accessory products.

EMPLOYEES

       At March 15, 1999, the Company had 25 employees, of which six are in executive positions, eight are engaged in sales and marketing, four are engaged in warehouse operations and seven engaged in accounting and administrative activities. There are no employees covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

RISK FACTORS

       In addition to the other information in this Annual Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

       ABSENCE OF PROFITABILITY; FUTURE OPERATING RESULTS. The Company has operated on a high-volume, low-margin basis. The Company has achieved only limited profitability for limited periods of time, has incurred operating losses for 1997 and 1998 and expects to incur further operating losses for at least the first half of 1999. The Company's operating expenses have increased and can be expected to increase significantly in connection with the Company's contemplated expansion of its operations, which will require the Company to make substantial up-front expenditures to finance increased levels of inventories and accounts receivable and increased marketing efforts. A recent trend by original equipment manufacturers to reduce prices of wireless products has had and could continue to have an adverse effect on the Company's profit margins. Future events, including unanticipated expenses, increased price competition, unfavorable economic conditions, product returns and recalls and uncollectible accounts, could have a material adverse effect on the Company's future operating results. There can be no assurance that the Company's future operations will be profitable.

       NEED FOR ADDITIONAL WORKING CAPITAL. The Company believes that it will require additional working capital to significantly expand the level of its operations as part of its strategy to generate operating profits and implement its new strategies. The Company is seeking to obtain a line of credit that will be secured by its accounts receivable and inventory. Although the Company is in discussions with several financial institutions to provide such a line of credit and has received a preliminary letter of interest from one of these lenders, there can be no assurance that the Company will be successful in obtaining this financing, which may also contain various customary covenants that limit the Company's activities. If the Company is unable to secure a line of credit or if it additional working capital is required after obtaining a line of credit, it may seek additional debt or equity financing, although it does not have any commitment from any third party to provide this financing. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

       RISKS ASSOCIATED WITH NEW STRATEGY TO PROVIDE DISTRIBUTION SERVICES. The Company believes that it will require significant capital expenditures and working capital to implement its strategy to become a value added distributor providing services to manufacturers and network operators. Expansion efforts may be required in the Company's warehousing facilities, computer systems and equipment for repair and refurbishing and working capital to support increased levels of inventory and accounts receivable. The Company plans on outsourcing the aforementioned service elements until such time that the Company has adequate capital. However, if the Company is unable to secure vendors to provide these services on a cost-effective basis, the Company may be required to expend its capital in their development, increasing general and overhead expenses, including depreciation. There can be no assurance that the Company will be successful in obtaining contracts to provide services to manufacturers and network operators to absorb these extra costs, which would adversely affect the Company's operating results. In addition, there can be no assurance that the Company's sources for working capital, which may include a revolving line of credit, would be available to support the Company's new strategy.

       RISKS ASSOCIATED WITH REVENUE FLUCTUATIONS The Company has experienced significant increases and contractions from time to time in its revenues, which has placed and is expected to continue to place a strain on its management, administrative, operational, financial, management information systems and other resources. An expansion of the Company's operations as part of a plan to generate operating profits will be largely dependent upon its ability to maintain its operating and gross margins; secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms; hire and retain skilled marketing and other personnel; and successfully manage growth (including monitoring operations, controlling costs and maintaining effective management, inventory and credit controls). The Company has limited experience in effectuating expansion and there can be no assurance that the Company will be able to successfully expand its operations or manage growth. The Company's growth prospects will be significantly affected by its ability to continue to successfully develop and maintain relationships with leading manufacturers, dealers, agents, carriers and sub-agents of wireless products. The Company's prospects could be adversely affected by a decline in the wireless industry generally or in particular geographic markets or related market segments, which could result in reduction or deferral of expenditures by prospective customers.

       RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS. The Company intends to pursue opportunities by seeking to enter into marketing and distribution alliances and by making acquisitions of businesses which the Company believes will enhance its prospects. While the Company has from time to time evaluated possible acquisition opportunities, the Company has no plans, agreements, commitments, understandings or arrangements with respect to any such acquisition. There can be no assurance that the Company will ultimately effect any acquisition or that the Company will be able to successfully integrate into its operations any business which it may acquire. Any inability to do so, particularly in instances in which the Company has made significant capital investments, could have a material adverse effect on the Company.

       DEPENDENCE ON PRINCIPAL SUPPLIERS. The Company is dependent on third-party equipment manufacturers and distributors for all of its supply of cellular telephones and accessories. The Company is dependent on the ability of its suppliers to provide adequate inventories of currently popular brand name products on a timely basis and on favorable pricing terms. The Company generally does not maintain supply agreements and purchases products pursuant to purchase orders placed from time to time in the ordinary course of business. There can be no assurance that suppliers will continue to offer competitive products to the Company on favorable terms or that the Company will not be subject to the risk of price fluctuations and periodic delays. Failure or delay by principal suppliers in supplying competitive products to the Company on favorable terms would materially adversely affect the Company's operating margins and the Company's ability to obtain and deliver products on a timely and competitive basis.

       The Company has failed to sustain significant relationships with leading manufacturers of analog and digital cellular products. The Company's supplier relationships have been primarily other wholesale distributors. As a result, the Company's supply of product is inconsistent, of higher cost and does not typically include price protection and promotional allowances when compared to the products which are obtained directly from manufacturers. In addition, the wide acceptance of the digital technologies and their short supply, has had an adverse effect on the demand for the analog products sold by the Company and the supply for digital product. In addition, network operators of PCS products have selected distribution channels which do not currently include the Company. Although the Company's business strategy now targets establishing strategic supply relationships with a number of large manufacturers, there can be no assurance that the Company will establish additional strategic relationships with manufacturers of analog and digital cellular products or secure any strategic relationships allowing it to access digital or PCS products directly. The Company's financial results will continue to be adversely affected if it is unable to secure (i) additional supplier relationships with manufacturers of analog and digital cellular products and (ii) a consistent supply of digital products at commercially competitive rates.

       INTENSE INDUSTRY COMPETITION. The markets for wireless communications products are characterized by intense price competition and significant price erosion over the life of a product. The Company competes with numerous well-established wholesale distributors and manufacturers of wireless equipment, including the Company's customers and suppliers, as well as with providers of wireless services, many of which possess greater financial, marketing, personnel and other resources than the Company. Brightpoint and CellStar, historically two of the Company's principal suppliers, are also two of the Company's primary competitors. Certain of the Company's competitors have the financial resources necessary to enable them to withstand substantial price competition and implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets and introduce new products. The wireless distribution industry is also characterized by low barriers to entry and frequent introduction of new products. The Company's ability to compete successfully will be largely dependent on its ability to maintain its current vendor relationships and anticipate and respond to various competitive factors affecting the industry, including new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions (particularly recessionary conditions adversely affecting consumer spending), discount pricing and promotional strategies by carriers and consolidating trends in the industry. There can be no assurance that the Company will be able to compete successfully, particularly as domestic wireless markets mature and the Company seeks to enter into new markets and market new products.

       DEPENDENCE ON SALES OF CELLULAR TELEPHONES; INCREASING SALES CONCENTRATION AND ACCOUNTS RECEIVABLE; COLLECTION AND CREDIT RISKS. A substantial portion of the Company's revenues are derived from the sale of cellular telephones, a decline in the sale of which would have an adverse effect on the Company. An increasing portion of the Company's revenues has been derived from a limited customer base. The loss of one or more of these customers or other principal customers could have a material adverse effect on the Company's financial condition and results of operations. The Company has been required to write off significant accounts receivable balances in the past. The Company's accounts receivable, less allowance for doubtful accounts, at December 31, 1998 were approximately $2,155,000, as compared to approximately $6,578,000, at December 31, 1997. At December 31, 1998, the Company's allowance for doubtful accounts was $251,000, which the Company believes is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectibility of accounts receivable could have a material adverse effect on the Company's liquidity and working capital position. Substantially all of the Company's sales are made on open account terms. In connection with the Company's proposed expansion of sales, the Company intends to offer open account terms to additional customers, which will subject the Company to increased credit risk, particularly in the event that any such receivables represent sales to a limited number of customers or are concentrated in foreign markets, and could require the Company to continually increase its allowance for doubtful accounts.

       EVOLVING INDUSTRY STANDARDS AND TRENDS AND RAPID TECHNOLOGICAL CHANGE. The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the Company's marketing strategy and ultimate success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products that satisfy evolving industry and customer requirements. In connection with the Company's proposed expansion, the Company intends to make increased commitments of capital to purchase product inventories. Increased concentrations of capital in inventory increase the risk of loss from possible inventory obsolescence. There can be no assurance that competitors or manufacturers of wireless products will not market products which have perceived advantages over the Company's products or which render the products currently sold by the Company obsolete or less marketable.

       The use of alternative wireless communications technologies, including digital, PCS and satellite communications systems, which are expected to continue to successfully compete with analog wireless systems, may reduce demand for existing wireless products. The Company expects that companies which have developed or are developing new technologies or products in related market segments will commercialize technologies which would compete with or replace existing analog wireless technology. Certain of such technologies, upon widespread commercial introduction, could materially change the types of products sold by the Company and its suppliers and result in significant price competition. There can be no assurance that the Company's existing customers or consumers will be willing, for financial or other reasons, to purchase new equipment necessary to utilize these new technologies or that product obsolescence will not result in significant unsold inventories. Moreover, complex hardware and software contained in new wireless and digital equipment could contain defects which become apparent subsequent to widespread commercial use resulting in product recalls and returns.

       FOREIGN TRADE RISKS. Sales of wireless products to customers in foreign markets, primarily in Latin America, have accounted for a portion of the Company's revenues. For the year ended December 31, 1998, sales to customers outside of the United States accounted for 8% of the Company's total revenues. The Company is seeking to increase product sales in foreign markets and believes that such markets present significant growth opportunities. Although the Company maintains credit insurance with respect to a portion of its current foreign sales, there can be no assurance that the Company will be able to continue to do so or that any such markets will ultimately prove to be viable. To the extent that the Company is able to successfully increase its foreign sales, it will become increasingly subject to certain risks inherent in foreign trade, including increased credit risks, customs duties and import quotas and other trade restrictions, currency rates, shipping delays, failure or material interruption of wireless systems and services and international political, regulatory and economic developments, all of which, particularly in light of the historical and political instability of many countries in Latin America, Asia and the Middle East, could have a material adverse effect on the Company. Although all foreign sales are currently made in United States dollars, an increase in the value of the dollar in relation to foreign currencies may nevertheless have an adverse effect on potential demand for wireless products. For competitive reasons, the Company may make certain future foreign sales in local currencies, exposing the Company to additional currency fluctuation risks.
The Company currently does not intend to engage in foreign currency hedging transactions.

       POSSIBLE FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results may vary from period to period as a result of purchasing patterns of potential customers, the timing of introduction of new products by the Company's suppliers and competitors, variations in sales by distribution channels, product availability and pricing and the seasonal nature of the Company's business. Sales of the Company's products are seasonal, with peak product shipments occurring in the third and fourth quarters. Unanticipated events, including delays in securing adequate inventories of competitive products at the time of peak sales, or significant decreases in sales during such periods, could result in losses which would not be easily reversed before the following year. There can be no assurance that the foregoing factors will not result in significant fluctuations in operating results in the future.

       DEPENDENCE ON FOREIGN MANUFACTURERS. The Company currently obtains product from several manufacturers who are based or affiliated with companies in Asia that have been affected by the recent and well publicized Asian financial crises, including Japan and Korea. The Company is dependent on such manufacturers to provide sufficient quantities of products on favorable terms. Failure or delay by such manufacturers in supplying products to the Company would have an adverse effect on the Company. In addition, countries in Asia may from time to time impose duties, tariffs, quotas or other restrictions on exports or the United States may impose increased import duties or tariffs on the import of products, which could adversely affect the Company's operations.

       POSSIBLE ADVERSE EFFECT OF TRADE SANCTIONS. The United States has from time to time been involved in trade disputes relating to, among other things, the opening of certain international markets to products (including wireless telephones) manufactured in the United States. Although the Company believes that the United States has resolved such disputes, there can be no assurance that trade disputes will not arise in the future or that the United States will not impose tariffs on wireless products and components manufactured abroad. Any imposition of significant tariffs on such products and components manufactured abroad, resulting in increased product costs, would reduce the Company's operating margins and possibly render the marketing of such products uneconomical.

       POSSIBLE MEDICAL RISKS ASSOCIATED WITH WIRELESS TELEPHONES.
Lawsuits have been filed against manufacturers of wireless telephones alleging possible medical risks, including brain cancer, associated with electromagnetic fields emitted by portable hand-held cellular telephones. To date, there has been only limited research in this area, and such research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by portable cellular telephones has on human cells. The Company recognizes, however, that the perception that health risks may exist could adversely affect the Company's ability to market portable wireless telephone products. Inasmuch as a substantial portion of the Company's revenues is derived from sales of portable wireless telephones, future studies confirming possible health risks associated with the use of such products could have a material adverse effect on the wireless communications industry and the Company. As a distributor of wireless telephones, the Company may be subject to lawsuits filed by plaintiffs alleging health risks. A successful claim against the Company could have a material adverse effect on the Company, which does not carry product liability insurance.

       DEPENDENCE ON KEY PERSONNEL. The success of the Company has been largely dependent on the personal efforts of John Swinehart, its Chief Executive Officer; Ben Neman, its Chairman and President; Stephen Jarrett, its Executive Vice President of Sales; David Kane, its Chief Financial Officer; Meir Abramov, a vice president; and other key personnel. The Company also has recently hired Michael Hedge as its Executive Vice President and General Manager and Michael King as its Vice President of Marketing and Business Development. The loss or interruption of the services of such individuals or other key employees could have a material adverse effect on the Company's business and prospects. Mr. Swinehart has no prior experience as a senior executive in a publicly-held company and has limited experience in the cellular phone industry. In March 1998, the Company reduced its workforce by approximately 35% as a cost-cutting measure. Any expansion of the Company's operations may require the hiring of additional personnel, which could be made more difficult by the Company's prior workforce reduction.

       POSSIBLE DELISTING OF SECURITIES FROM NASDAQ SYSTEM. The Company's Common Stock is currently traded on the Nasdaq SmallCap Market. In order to continue to be listed on Nasdaq, however, the Company must maintain certain requirements. In January 1999, the Company received a notice from Nasdaq that it planned to delist the Company's Common Stock based on Nasdaq's determination that the Company would be unable to continue to maintain compliance with Nasdaq's minimum net worth requirement. The Company has appealed this determination to a Nasdaq panel hearing that will be held in April 1999. Although the Company is currently in compliance with Nasdaq's net worth requirement and believes that it has presented to Nasdaq a viable business plan for maintaining compliance with this requirement, there can be no assurance that the Company will succeed in its appeal. If Nasdaq were to delist the Company's Common Stock, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock and the lack of a Nasdaq listing of its securities could make it more difficult for the Company to do any equity financings in the future.

       CONTROL BY CURRENT STOCKHOLDER. As of December 31, 1998, Mr. Neman owned approximately 30% of the Company's outstanding Common Stock. Accordingly, Mr. Neman will be able to exert significant control over the election of the Company's directors, decisions to increase the authorized capital, dissolve, merge, or sell the assets of the Company and any other actions affecting the affairs of the Company.

       INDEMNIFICATION AND EXCULPATION PROVISIONS. The Company's amended Certificate of Incorporation provides for indemnification of officers and directors to the fullest extent permitted by Delaware law. In addition, under the Company's amended Certificate of Incorporation, no director shall be liable personally to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, provided that the Certificate of Incorporation does not eliminate the liability of a director for (i) any breach of the director's duty of loyalty to the Company or its stockholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) acts or omissions in respect of certain unlawful dividend payments or stock redemptions or repurchases; or (iv) any transaction from which such director derives improper personal benefit. As a result of such provisions in the Certificate of Incorporation and the By-Laws of the Company, stockholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders.

       AUTHORIZATION AND DISCRETIONARY ISSUANCE OF PREFERRED STOCK. The Company's Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

       YEAR 2000 COMPLIANCE. As is true for most companies, the Year 2000 computer problem creates a risk for the Company. If systems do not correctly recognize the date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company, however, may not be able to identify or remedy all Year 2000 compliance issues with respect to its internal systems. As a result, the Year 2000 problem could have a materially adverse effect on the Company's financial condition or results of operations. Although the Company currently expects its information systems to be Year 2000 compliant by the end of 1999, no assurance can be given that the products the Company distributes, including products manufactured and or developed by the Company's suppliers and vendors, will contain all necessary date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date. The Company also believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. If any of the above systems or products are not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially adversely affected.

       The Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. The Company is continuing to evaluate Year 2000 related risks and will take such further corrective actions as may be required.


ITEM 2.  PROPERTIES

       In February 1998, the Company moved its executive offices and warehouse to a 36,000 square foot leased facility in Chatsworth, California. This facility provides 23,000 square feet of warehouse and 13,000 square feet of operations and office space. The lease is for a three-year term beginning February 1, 1998, and provides for an initial monthly rent of $18,495, with annual escalation based on the Consumer Price Index. At the end of the initial lease term, the Company has an option to extend the lease for a period of three years. In May 1998, the Company subleased approximately one-third of the Chatsworth, California facility for the same remaining lease term as the underlying lease.

       In January 1999, the Company assumed the lease of a 2000-square foot office and warehouse in Mexico City, Mexico. This facility handles sales into Mexico. The lease is month-to-month with rent of $980 per month.

       In November 1997, the Company commenced operation of a 12,800 square foot leased warehouse and office facility in Miami, Florida. The facility handled sales into the southeastern region of the United States and Latin America. In July 1998, the Company terminated its Miami-Based operations and assigned the lease for it Miami operations to a third party. The Company is contingently liable for the obligations of this lease if the assignee defaults.

       The Company believes that its existing facilities are adequate for its current and future requirements and that additional space will be available as needed to accommodate future expansion of its operations.

ITEM 3.  LEGAL PROCEEDINGS

       The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On December 30, 1998, the Company held its Annual Meeting of

       Stockholders. At the meeting, the stockholders elected as directors Ben Neman (with 4,182,020 affirmative votes and 55,400 withheld), Vinay Sharma (with 4,182,020 affirmative votes and 55,400 withheld), Stephen Jarrett (with 4,182,020 affirmative votes and 55,400 withheld), J. Sherman Henderson (with 4,182,020 affirmative votes and 55,400 withheld), John Swinehart (with 4,182,020 affirmative votes and 55,400 withheld), and Mark M. Laisure (with 4,182,020 affirmative votes and 55,400 withheld).

       The stockholders also ratified the adoption of the Company's 1998 Stock Option Plan (with 2,237,678 shares voting for, 62,100 against, and 44,600 abstaining).

       The stockholders also ratified the Company's private placement of $1,500,000 of three-year unsecured and subordinated convertible notes and approved certain transactions related thereto (with 2,308,678 shares voting for, 28,800 against, and 6,900 abstaining).

       The stockholders also ratified the appointment of Hollander, Lumer & Co. LLP as the independent auditors for the Company for the fiscal year ending December 31, 1998 (with 4,167,780 shares voting for, 20,640 against, and 5,700 abstaining).

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

                                                   HIGH            LOW
                                                   ----           -----
  Year Ended December 31, 1997
  ----------------------------
           First Quarter                           $9.38          $6.25
           Second Quarter                          $7.88          $4.25
           Third Quarter                           $9.75          $7.13
           Fourth Quarter                          $7.75          $2.75

  Year Ended December 31, 1998
  ----------------------------
           First Quarter                           $5.50          $3.00
           Second Quarter                          $3.25          $0.50
           Third Quarter                           $1.88          $0.13
           Fourth Quarter                          $6.88          $0.50

       Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

       On March 26, 1999, the closing price of the Common Stock on Nasdaq was $2.50. As of March 26, 1999, there were approximately 24 holders of record of the Company's Common Stock. The Company believes that there are in excess of 400 beneficial owners of its Common Stock whose shares are held in "street name."

DIVIDEND POLICY

       During the two most recent fiscal years, the Company has not paid any cash dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT SALES OF UNREGISTERED SECURITIES

       In November 1998 the Company consummated a private placement of $1,500,000 of convertible notes pursuant to Section 4(2) of the Securities Act of 1933 to six individuals who are accredited investors. The notes were converted on December 31, 1998 to units consisting of a total of 1,500,000 shares and three-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $1 per share. Sands Bros served as the Company's financial advisor in connection with this private placement.

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data are derived from the Financial Statements of the Company which have been audited by BDO Seidman, LLP, independent certified accountants for the years ended December 31, 1997 and 1996 and Hollander, Lumer & Co. LLP, for the year ended December 31, 1998. Such selected financial data should be read in conjunction with the Company's financial statements and related notes set forth herein commencing on page F-1.

STATEMENT OF OPERATIONS DATA:

                 (in thousands, except share and per share data)
                             Year ended December 31,

                                  1994             1995              1996             1997              1998
                                 ------           ------            ------           ------            ------
Net Sales                    $    56,447         $  69,850      $    81,225       $    81,401           27,787

Cost of sales                     54,402            67,485           77,555            77,862           26,152

Gross profit                       2,045             2,365            3,670             3,539            1,635

Selling, general and
   administrative
   expenses                        1,505             1,877            2,747             7,630            4,167

Non-recurring legal,
   auditing and
   professional fees                  --                --               --             1,300               --

Income (loss)                        540               488              923            (5,391)          (2,532)

Other income (expense)              (103)              (86)            (392)             (391)            (237)

Income (loss) from
   operations                        437               402              531            (5,782)          (2,769)

Income tax expense
   (benefit)                          --                --             (308)              334               --

Net (loss) Income
   - historical              $       437         $     402      $       839       $     (6,116)       $ (2,769)

Pro forma net income
   (loss)(1)                 $       257         $     236      $       315       $    (6,116)        $ (2,769)

Pro forma net income
   (loss) per share
   (basic and diluted)(2)    $      0.13         $    0.12      $      0.15       $     (1.37)        $  (0.63)

Weighted average number of
   common shares
   outstanding (basic)         2,030,000         2,030,000        2,113,674         4,451,182        4,415,902

Weighted average number of
   common shares
   outstanding (diluted)       2,030,000         2,030,000        2,114,641         4,451,182        4,415,902

BALANCE SHEET DATA:

                                 (in thousands)
                               As of December 31,

                            1994         1995          1996         1997          1998
                           ------       ------        ------       ------        ------
Working capital
   (deficiency)            $  (175)     $  (243)    $  8,432      $  3,596     $  2,490

Total assets                 7,250        8,604       16,025        11,414        4,178

Short-term debt                445        2,490           --         3,402           --

Total liabilities            7,392        8,590        7,216         7,381        1,329

Stockholders' equity
   (capital deficiency)       (142)          14        8,809         4,033        2,849

(1) Includes pro forma adjustments for income taxes. See Note 9 to Notes to Financial Statements.

(2) Based on pro forma net income and the weighted average number of shares of Common Stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       In February 1998, the Company became aware that the business and associated assets of one of its major customers had been assumed by another creditor of this customer. As a result, in 1997, the Company expensed $1,665,000 to bad debt expense to reserve the unpaid receivable from this customer. The Company has abandoned collection efforts as being economically non viable.

       The following table sets forth for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's statement of operations. The statement of operations contained in the Company's financial statements and the following table include pro forma adjustment for income taxes.

                            PERCENTAGES OF NET SALES
                             YEAR ENDED DECEMBER 31,

                                                     1996         1997         1998
                                                    ------       ------       ------
Net sales                                           100.0%        100.0%      100.0%

Cost of sales                                        95.5          95.6        94.1

Gross profit                                          4.5           4.4         5.9

Selling, general and administrative expenses          3.4           9.4        15.0

Non-recurring legal and auditing fees                 --            1.6        --

Income (loss) from operations                         1.1          (6.6)       (9.1)

Other income (expense)                               (0.5)         (0.5)       (0.9)



Income tax expense (benefit)                         (0.4)          0.4        --

Net (loss) income                                     1.0          (7.5)      (10.0)

Pro forma net (loss) income                            .4          (7.5)      (10.0)

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       Net sales decreased from $81,401,000 in 1997 to $27,787,000 in 1998, a decrease of $53,614,000 or 65.9%. The primary reason for the decrease in sales was the Company's lack of product from suppliers of the newest generation digital products. The sales in 1997 were based on analog product which was more readily available compared to 1998's paradigm where digital product replaced analog's dominance and market share. In 1998, digital product was not readily available on a consistent basis to the Company. Even though the Company was able to obtain product from selected manufacturers and other distributors of digital product on a non-exclusive basis, it was only available in limited quantities.

       Gross profit decreased by $1,904,000, or 53.8%, from 1997 to 1998 and as a percentage of net sales increased from approximately 4.5% to approximately 5.9% respectively, during these periods. The decrease in gross profit from 1997 to 1998 is in line with the decrease in sales. The increase in gross profits as percentage of sales is due to a somewhat more favorable mix of products offered by the Company in 1998 versus 1997.

       Selling, general and administrative expenses decreased by approximately $3,463,000 or 45.4%, from 1997 to 1998, but increased from 9.4% to 15.0%, as a percentage of net sales. The most significant items accounting for this decrease are decrease in personnel of $473,000 and decrease in bad debt expense for doubtful accounts receivable and doubtful notes receivable of $3,519,000. The decrease in payroll and payroll related costs for 1998 as compared to 1997 was primarily the result of having cost cutting measures initiated in 1998 by reducing the size of the Company's workforce to compensate for waning sales and lack of product.

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

       Loss from operations was $5,391,000 for 1997, as compared to an operating loss of $2,532,000 in 1998, a decrease in loss of $2,859,000 or 53%. The 1997 operating loss is primarily due to increased selling, general and administrative expenses and non-recurring expenses for 1997, as described above. The 1998 loss was primarily due to decreased sales.

       Interest expense for 1997 and 1998 was $444,000 and $204,000, respectively. Interest expense is primarily attributable to borrowings under the Company's prior line of credit with BankAmerica, which during 1997, averaged $3,016,000 at an average interest rate of 10.25% per annum. At December 31, 1997, there was $3,402,000 of borrowing under this credit line. During 1998, the borrowings averaged $2,376,000 at an average interest rate of 7.1% per annum. For most of 1998, the Company was not in compliance with covenants of the BankAmerica line of credit, and several amendments to the line of credit agreement reduced the Company's ability to borrow funds for most of 1998.

       Historical net loss decreased from $6,116,000 for 1997 to a historical net loss of $2,769,000 for 1998, a decrease of $3,347,000 or 55%. The decrease in net loss resulted from decrease in selling, general and administrative expenses and non-recurring legal and auditing and professional fees and expenses. At

December 31, 1998, the Company has recorded a net deferred tax asset of $3,395,000, representing the future benefit of net operating losses and timing differences and has established a valuation reserve in an equal amount reflecting current assessment of the uncertain realizability of this asset.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

       Net sales were essentially flat from year to year, increasing by approximately $176,000, or 0.22%, from 1996 to 1997. For 1997, domestic sales were $67,048,000 (82.4%) and foreign sales were $14,353,000 (17.6%) as compared to domestic sales of $77,034,000 (94.8%) and foreign sales of $4,191,000 (5.2%) for 1996. For the year ended December 31, 1997, accessory sales decreased by $14,186,000 or 68.6%, with such decrease offset by increased phone sales of $14,362,000, a 23.7% increase from such sales for the prior year.

       Gross profit decreased by $131,000, or 3.6%, from 1996 to 1997 and as a percentage of net sales decreased from approximately 4.5% to approximately 4.4% respectively, during these periods. The decrease in gross profit from 1996 to 1997 was primarily the result of an increase in the inventory obsolescence provision for 1997 of $197,000 (0.2% of 1997 sales) over such provision for 1996.

       Selling, general and administrative expenses increased by approximately $4,883,000 or 177.8%, from 1996 to 1997, and increased from 3.4% to 9.4%, as a percentage of net sales. The most significant items accounting for this increase was an increase in bad debt expense for doubtful accounts receivable of $2,508,000 and doubtful notes receivable of $739,000, payroll and related costs of $625,000, (with such increase comprised of $110,000 for executive officers, $150,000 for accounting and administration and $365,000 for sales and marketing compensation). The increase in payroll and payroll related costs for 1997 as compared to 1996 was primarily the result of having three accounting and one executive position filled for only part of 1996 while the increase in compensation expense related to sales and marketing reflects both increased compensation levels and the number of personnel involved in this effort. Additional increases for 1997 over 1996 were associated with expense for non-capitalizable equipment repair and maintenance of $258,000 primarily associated with the Company's computer system, legal, auditing and professional fees of $141,000, and increased loan fee expense associated with the replaced line of credit of $172,000.

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

       Income from operations was $923,000 for 1996, as compared to an operating loss of $5,391,000 for 1997, a decrease of $6,314,000 or 684%. The 1997 operating loss was primarily due to increased selling, general and administrative expenses and non-recurring expenses for 1997, as described above.

       Interest expense for 1996 and 1997 was $431,000 and $444,000, respectively. Interest expense is primarily attributable to borrowings under the Company's line of credit with CIT which during 1997, averaged $3,016,000 (1996-$3,700,000) at an average interest rate of 10.25% (1996- 10%) per annum.
At December 31, 1997, there was $3,402,000 (1996 - nil) of borrowing under this credit line.

       Historical net income decreased from $839,000 for 1996 to a historical net loss of $6,116,000 for 1997, a decrease of $6,955,000 or 829%. The decrease in net income resulted from an increase in selling, general and administrative expenses and non-recurring legal and auditing and professional fees and expenses and the reversal of a deferred tax benefit recorded in December 1996 in accordance with FASB 109, "Accounting for Income Taxes". A net deferred tax benefit of $330,000 was recognized upon termination of the Company's S corporation election in December 1996. At December 31, 1997, the Company had recorded a net deferred tax asset of $2,626,000 representing the future benefit of net operating losses and timing differences and has established a valuation reserve in an equal amount reflecting current assessment of the uncertain realizability of this asset.

LIQUIDITY AND CAPITAL RESOURCES

       Typically, the Company's primary cash requirements have been to fund increased levels of inventories, accounts receivable and operations. The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings. At December 31, 1998, the Company had working capital of $2,490,000 compared to working capital of $3,596,000 at December 31, 1997. The decrease in working capital is primarily attributable to decreased accounts receivables from lower sales and lower inventory caused by a short supply of product offset by lower borrowings under the Company's former credit line. The losses sustained from operations have significantly reduced the Company's liquidity. Additionally, as a result of the Company's operating losses, certain vendors have restricted credit to the Company.

       Net cash provided by (used in) operating activities was $2,930,000 in 1998, and ($5,374,000) in 1997. The increase in cash provided by operations for 1998 was primarily attributable to the reduced net loss, and decrease in accounts receivable and inventory. Net cash used in investing activities was $278,000 in 1998, versus cash provided by investing activities of $1,505,000 in 1997. The decrease in cash provided by investing activities was primarily attributable to proceeds from the collection of notes receivable in 1997. Net cash provided by(used in) financing activities was ($2,290,000) in 1998 and $3,869,000 in 1997. The decrease was primarily attributable to the advances of the Company's line of credit in 1997 whilst in 1998, the Company repaid and terminated this line of credit with a portion of the proceeds from its private placement of convertible notes. In January 1997, the managing underwriter exercised an over-allotment option (the "Over-allotment Option") to purchase an additional 300,000 shares of common stock, resulting in net proceeds of $1,341,000. In November 1998, the Company consummated a private placement of convertible notes for resulting in net proceeds of $1,288,000 ($1,500,000 net of $212,000 offering costs).

       In January 1998, the Company entered into a new loan agreement with BankAmerica Business Credit, Inc. ("BankAmerica") which provided for borrowings under a line of credit of up to $12,000,000. Advances under the line of credit were based on a borrowing formula equal to the sum of (i) 80% of eligible accounts receivable and (ii) the lower of $6,000,000 or 50% of eligible inventory. Interest accrued on such advances at the prime lending rate plus one half of one percent (.5%) per annum and was payable monthly. In November 1998, the Company paid off the remaining balance owing to BankAmerica and terminated this agreement.

       The Company has increasingly emphasized the sale of products on open account to maintain competitive other distributors who routinely grant credit. For the years ended December 31, 1996, 1997 and 1998, 79.3%, 93.6% and 86.5% of
the Company's sales were made on open account. Inventory turns decreased from
14.2 times during 1997 to 10.1 times during 1998.

       The Company's trade accounts receivable, less allowances for doubtful accounts at December 31, 1998, was $2,155,000, as compared to $6,578,000 at December 31, 1997 and as compared to $6,287,000 at December 31, 1996. As of December 31, 1998, accounts 90 days past due were approximately 21.9% of aggregate trade accounts receivable as compared to 9.9% of aggregate trade accounts receivable at December 31, 1997.

       The allowance for doubtful accounts receivable was $251,000 at December 31, 1998, and $2,697,000 at December 31, 1997. The decrease in the allowance for doubtful accounts receivable results primarily from the Company's largest customer in 1997 (11.7% of total 1997 sales) sustaining severe financial difficulties. The Company currently believes that this customer is out of business and that its assets have been taken over by another supplier/customer and competitor. The Company has abandoned its pursuit in connection with the foregoing and wrote off the account in 1998. Other significant decreases in the allowance for doubtful account receivables relate to 44 domestic accounts aggregating $577,000 and 7 foreign accounts aggregating $456,000 included in the 1997 balance, written off in 1998.

       At December 31, 1998, notes receivable, less the allowance for doubtful notes receivable was nil as compared to $195,000 at December 31, 1997. The allowance for doubtful notes receivable at December 31, 1998, was $1,521,000 as compared to $739,000 at December 31, 1997. Notes receivable are the result of converting aged accounts receivable into interest bearing promissory notes with a fixed maturity. Of the notes receivable for which an allowance is provided, one note due from a foreign customer accounts for 71% of the total.

       Bad debt expense for trade accounts receivable and notes receivable equaled $108,000 or 0.4% of the Company's revenues for 1998 and $3,627,000 or 4.5% of the Company's revenues for 1997.

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

       At December 31, 1998, the Company's inventory reserve was $592,000, which the Company believes is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. The amounts the Company will ultimately realize could, however differ materially from the amounts estimated in arriving at the inventory reserve.

       Based on currently proposed plans and assumptions relating to its operations, the Company believes that with the funds raised in both the Offering and the subsequent exercise of $1,000,000 warrants, projected cash flow from operations and available cash resources, should be sufficient to satisfy its near-term cash requirements. However, the Company is seeking to obtain a new line of credit to finance future growth. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The Company is also seeking to address its liquidity concerns by attempting to secure more favorable contracts for supply of products with manufacturers of digital wireless equipment. In addition, the Company intends on establishing more stringent criteria to evaluate creditworthiness prior to extending credit to customers and limit the risk of additional bad debt with credit insurance. No assurance can be given that these measures will help to alleviate the liquidity concerns faced by the Company.

       The Company's Common Stock is currently traded on the Nasdaq SmallCap Market. In order to continue to be listed on Nasdaq, however, the Company must maintain certain requirements. In January 1999, the Company received a notice from Nasdaq that it planned to delist the Company's Common Stock based on Nasdaq's determination that the Company will be unable to continue to maintain compliance with Nasdaq's minimum net worth requirement. The Company has appealed this determination to a Nasdaq panel hearing that will be held in April 1999. Although the Company is currently in compliance with Nasdaq's net worth requirement and believes that it has presented to Nasdaq a viable business plan for maintaining compliance with this requirement, there can be no assurance that the Company will succeed in its appeal. If Nasdaq were to delist the Company's Common Stock, the lack of a Nasdaq listing of its securities could make it more difficult for the Company to do any equity financings in the future.

SEASONALITY

       Sales of the Company's products are seasonal and are a function of consumer sales, with peak product shipments typically occurring in the third and fourth quarters.

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

       STATUS OF THE PROJECT
       The Project is divided into four separate phases - Planning and Awareness, Inventory, Assessment and Renovate.

       The Planning and Awareness phase began in November 1998 and is scheduled for completion in early May 1999. This phase included: (I) development and approval of the Project charter, (ii) formation of a

Project management team to carry out the Project charter, (iii) identification and assessment of overall Project risks and (iv) development of a Project budget. Because the Company does not believe that its customers' Year 2000 compliance issues will have a significant impact on the Company, the Company plans on conducting informal conversations about Year 2000 issues with its customers.

       In April 1999, the Company will implement the Inventory phase of the Project, which involves: (i) identification of significant Systems to be assessed and (ii) identification of all significant suppliers and customers.

       The Assessment phase is scheduled to begin in May 1999, with an anticipated completion date of August 1999. This phase involves (i) contacting vendors of significant Systems to assess the Year 2000 readiness of those Systems, (ii) testing of the assertions made by significant Systems vendors,
(iii) contacting significant suppliers, customers and wireless network operators in order to ascertain their state of Year 2000 readiness, (iv) assessment of assertions made by significant suppliers and customers, (v) determination of the extent to which renovation will be required to insure Year 2000 readiness and
(vi) development of contingency plans to the extent considered necessary.

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

       COSTS
       The Company will rely primarily on internal resources to implement and fund the Project. Costs incurred to insure the Company's systems are Year 2000 compliant are not expected to exceed $25,000 or to be material to the Company's results of operations, financial position or cash flows since the Company has already been in the process of upgrading certain Systems to keep pace with new computer and software technologies. Project costs are and will be expensed as incurred.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements appear in a separate section of this report as pages F-1 through F-27 following Part IV. The unaudited Quarterly Results of Operations are as follows (in thousands except per share data):

1998                                       FIRST            SECOND            THIRD            FOURTH
Net sales                                  $9,931           $8,685            $4,142           $5,029

Gross profit                                  374              649               122              490

Net loss                                   (1,175)            (562)             (840)            (192)

Net loss per share                          (0.27)           (0.13)            (0.19)           (0.04)

1997                                       FIRST            SECOND            THIRD            FOURTH
Net sales                                 $21,782          $19,211           $20,512          $19,896

Gross profit                                1,292            1,180               622              445

Net loss                                     (382)             (48)           (2,033)          (3,653)

Net loss per share                          (0.08)           (0.01)            (0.46)           (0.82)

1996                                       FIRST            SECOND            THIRD            FOURTH
Net sales                                 $22,288          $20,182           $23,519          $15,236

Gross profit                                  952              923             1,262              533

Pro forma net income (loss)                   150              218               129             (182)

Pro forma net income (loss) per share        0.07             0.10              0.06            (0.08)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On April 9, 1997, Richard A. Eisner & Company, LLP ("Eisner"), the accounting firm that audited the Company's financial statements at December 31, 1994 and 1995 and for the years ended December 31, 1993, 1994 and 1995, resigned as the Company's independent auditor. The report of Eisner for the fiscal years ended December 31, 1993, 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the audit period for the fiscal years ended December 31, 1993, 1994 and 1995, and during the interim period prior to Eisner's resignation, there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. However, in its letter of resignation addressed to the Company's Board of Directors, Eisner concluded that it was "unable to rely on the integrity of management." In a subsequent letter filed as an Exhibit to the Company's Report on Form 8-K, Eisner stated that its resignation followed an expanded scope investigation in response to allegations with respect to the 1996 financial statements made to Eisner by the Company's controller, and that during Eisner's investigation evidence came to its attention that contradicted statements made to Eisner by management.

       Effective April 19, 1997, the Company engaged BDO Seidman, LLP as independent auditors to audit the Company's annual financial statements. During the Company's two most recent fiscal years, the

Company nor any person acting on behalf of the Company consulted BDO Seidman, LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matters that were either the subject of a disagreement or a reportable event.

       On May 10, 1998, BDO Seidman, LLP the accounting firm that audited the Company's financial statements at December 31, 1996 and 1997 and for the years ended December 31, 1996 and 1997, resigned as the Company's independent auditor. The report of BDO Seidman, LLP for the fiscal years ended December 31, 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the audit period for the fiscal years ended December 31, 1996 and 1997, and during the interim period prior to BDO Seidman LLP's resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

       The Company did not consult with BDO Seidman, LLP in relation to any financial statements or filings subsequent to May 10, 1998, including the Company's quarterly reports on Form 10-Q filed during 1998 and the Offering. BDO Seidman, LLP has disclaimed any association with such filings and Offering.

       Effective May 10, 1998, the Company engaged Hollander, Lumer & Co. LLP as its independent auditors to audit the Company's annual financial statements for the year ended December 31, 1998. During the Company's two most recent fiscal years, and the subsequent interim period prior to the engagement of Hollander, Lumer & Co. LLP, neither the Company nor any person acting on behalf of the Company consulted Hollander, Lumer & Co. LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matters that were either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item to be contained in an amendment, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this item to be contained in an amendment, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item to be contained in an amendment, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Cellular Specialists, a company controlled by Mr. Neman's brother, is a customer of the Company. For the year ended December 31, 1998, the Company sold $307,696 of wireless products to this company. As of March 15, 1999, $119,000 remains unpaid and is over 300 days past due.

       Digicell International Inc. ("Digicell"), a company controlled by two of Mr. Neman's cousins, is a customer and a supplier to the Company. For the year ended December 31, 1998, the Company sold to Digicell $1,577,000 and purchased from Digicell $817,000 of cellular products on terms no less favorable to the Company than could be obtained from an unaffiliated third party. As of the date of this report, no amounts were past due from this company.

       Vinay Sharma, a director of the Company, is a partner with the law firm Sharma & Herron, which provides certain legal services to the company.

                                     PART IV

ITEM. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The Financial Statements are filed as a part of this report as pages F-1 through F-28 following the signature page.

(a)(2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying accounts page F-29

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation of S-K and paragraph (C) of this Item 14.

EXHIBIT
NUMBER  DESCRIPTION
------  -----------
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

4.2     Form of Representative's Warrant Agreement (2)

4.3 Form of Warrant issued as a dividend to Common Stock holders of Registrant (3)

4.4     Warrant Agreement, between the Company and Continental Stock
        Transfer Trust Company, as Warrant Agent dated December 17,
        1997 (3)

10.1    Form of 1996 Stock Option Plan of Registrant (1)

10.2    Form of Employment Agreement between the Registrant and Ben
        Neman, dated November 9, 1998. (1)

10.3    Form of Employment Agreement between the Registrant and James
        E. Bunting (1)

10.4    1998 Stock Option Plan

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



10.7 Lease Agreement between the Company and Northpark Industrial, dated December 22, 1997 (4)

10.8    Lease Agreement between the Company and AMB Industrial Income
        Fund, Inc., dated July 18, 1997 (4)

10.9    Loan and Security Agreement, dated January 12, 1998, by and between the Registrant and BankAmerica Business Credit Inc.
        (4)

10.10 Form of Amendment to Loan and Security Agreement referred to in Exhibit 10.9 (4)

10.11   Amendment No. 3. to Loan and Security Agreement referred to in Exhibit
        10.9

10.12   Amendment No.4 to Loan and Security Agreement referred to in Exhibit
        10.9

10.13   Amendment No. 5 to Loan and Security Agreement referred to in Exhibit
        10.9

10.14   Termination Agreement and Mutual General Release to Loan and Security
        Agreement referred to in Exhibit 10.9

10.15 Redeemable Warrant to Purchase Common Stock dated November 19, 1998 between the Registrant and members of the Investor Group.

10.16   Employment Agreement between the Registrant and Ben Neman, dated
        November 25, 1998.

10.17 Assignment of lease to Cellular Wholesalers, Inc of Lease Agreement referred to in Exhibit 10.8

10.18   Employment Agreement between the Registrant and Michael King, dated
        January 8, 1999.

10.19   Employment Agreement between the Registrant and Michael Hedge, dated
        January 29, 1999.

10.20   Registration Rights Agreement dated November 19, 1998 between the
        Registrant and the Investor Group.

10.21   Subordinated Convertible Note dated November 19, 1998 between the
        Registrant and members of the Investor Group in the Company's November
        1998 private placement.

27.     Financial Data Schedule

-------------------

(1) Incorporated by reference to Registrant's Form S-1 Registration Statement filed with the Commission on November 4, 1996.

(2) Incorporated by reference to Registrants Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on December 9, 1996.

(3) Incorporated by reference to Registrant's Form 8-A Registration Statement filed with the Commission on December 5, 1997.

(4) Incorporated by reference to Registrant's Form 10-K filed with the Commission on April 15, 1998.



(b)      Reports on Form 8-K:

         No report on Form 8-K were filed during the last quarter of fiscal 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTELLICELL CORP

Dated: March 29, 1999

                                         By: /s/ John Swinehart
                                         ----------------------------
                                         John Swinehart
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                TITLE                                       DATE
/s/ John Swinehart                      Chief Executive Officer, Director               March 29, 1999
-------------------------------
John Swinehart

/s/ Ben Neman                           President and Chairman of the                   March 29, 1999
-----------------------------
Ben Neman                               Board

/s/ Stephen R. Jarrett                  Director                                        March 29, 1999
----------------------------
Stephen R. Jarrett

/s/ David M. Kane                       Chief Financial Officer (Principal              March 29, 1999
------------------------
David M. Kane                           Financial and Accounting
                                        Officer)

/s/ J. Sherman Henderson                Director                                        March 29, 1999
------------------------
J. Sherman Henderson

/s/ Vinay Sharma                        Director                                        March 29, 1999
------------------------
Vinay Sharma

/s/ Mark Laisure                        Director                                        March 29, 1999
------------------------
Mark Laisure

                                INTELLICELL CORP.

                                                            Financial Statements
                                    Years Ended December 31, 1996, 1997 and 1998

                                INTELLICELL CORP.

                          Index to Financial Statements

Report of Independent Auditors                                              F-3

Report of Independent Certified Public Accountants                          F-4

Balance sheets as of December 31, 1997 and 1998                             F-5

Statements of operations for the years ended December 31,
      1996, 1997 and 1998                                                   F-7

Statements of changes in stockholders' equity
      for the years ended December 31, 1996, 1997 and 1998                  F-8

Statements of cash flows for the years ended December 31,
      1996, 1997 and 1998                                                   F-9

Notes to financial statements                                              F-11

Schedule II - Valuation and qualifying accounts                            F-32

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Intellicell Corp.
Chatsworth, California

       We have audited the accompanying balance sheet of Intellicell Corp. as of December 31, 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. We have also audited the financial statement schedule listed in Index at Item 14(a)(2) for the year ended December 31, 1998. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellicell Corp. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                       HOLLANDER, LUMER & CO. LLP

Los Angeles, California
March 11, 1999

Except for Note 13, as to
which the date is March 15, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Intellicell Corp.
Chatsworth, California

       We have audited the accompanying balance sheet of Intellicell Corp. as of December 31, 1997 and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996.
We have also audited the schedule, for the years ended December 31, 1997 and 1996, listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellicell Corp. at December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

       Also, in our opinion, the schedule for the years ended December 31, 1997 and 1996, presents fairly in all material respects, the information set forth therein.

                                         BDO SEIDMAN, LLP

Los Angeles, California
March 6, 1998

                                INTELLICELL CORP.

                                 Balance Sheets
                           December 31, 1997 and 1998

                                                                                  1997                   1998
                                                                          ---------------------  ---------------------
ASSETS
Current Assets:
     Cash                                                                   $                -     $          362,000
     Accounts receivable, net of allowance for doubtful
       accounts of $2,697,000 and $251,000                                           6,578,000              2,155,000
     Inventories, net of reserves of $550,000 and $592,000                           3,494,000                837,000
     Notes receivable, net of allowance for doubtful
       notes of $739,000 and $1,521,000                                                195,000                      -
     Deposits for purchase of inventory                                                271,000                254,000
     Prepaid expenses and other current assets                                         439,000                211,000
                                                                          ---------------------  ---------------------

 Total current assets                                                               10,977,000              3,819,000
Property and equipment, net of accumulated
  Depreciation of $98,000 and $242,000                                                 286,000                359,000
Goodwill, net of accumulated amortization of
 $23,000 and $100,000                                                                   77,000                      -
Deferred financing costs, net of accumulated
  amortization of $288,000 and $362,000                                                 74,000                      -
                                                                          ---------------------  ---------------------

  Total assets                                                              $       11,414,000     $        4,178,000
                                                                          ---------------------  ---------------------
                                                                          ---------------------  ---------------------


                 See accompanying notes to financial statements.

                                INTELLICELL CORP.

                           December 31, 1997 and 1998

                                                                                   1997                         1998
                                                                        --------------------------   --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft                                                       $                250,000     $                     -
     Revolving credit facility                                                           3,402,000                           -
     Accounts payable                                                                    3,425,000                   1,150,000
     Accrued expenses                                                                      304,000                     179,000
                                                                        ---------------------------  --------------------------

  Total current liabilities                                                              7,381,000                   1,329,000
                                                                        ---------------------------  --------------------------
Commitments and contingencies                                                                    -                           -
Stockholders' equity
     Preferred stock -$.01 par value, 1,000,000 shares
       Authorized and none issued
     Common stock -$.01 par value, 15,000,000 shares
       authorized, 4,415,902 and 5,915,902 shares
       issued and outstanding                                                               44,000                      59,000
     Additional paid-in capital                                                          9,809,000                  11,379,000
     Accumulated deficit                                                                (5,820,000)                 (8,589,000)
                                                                        ---------------------------  --------------------------

   Total stockholders' equity                                                            4,033,000                   2,849,000
                                                                        ---------------------------  --------------------------
                                                                        ---------------------------  --------------------------

   Total liabilities and stockholders' equity                             $             11,414,000     $             4,178,000
                                                                        ---------------------------  --------------------------
                                                                        ---------------------------  --------------------------


                 See accompanying notes to financial statements.

                                INTELLICELL CORP.

                            Statements of Operations
                  Years Ended December 31, 1996, 1997 and 1998

                                                                1996                    1997                    1998
                                                       ---------------------   ----------------------  ----------------------
Net sales                                               $         81,225,000    $          81,401,000   $          27,787,000

Cost of sales                                                     77,555,000               77,862,000              26,152,000
                                                       ---------------------   ----------------------  ----------------------

Gross profit                                                       3,670,000                3,539,000               1,635,000

Selling, general and administrative expenses                       2,747,000                7,630,000               4,167,000

Non-recurring legal and auditing fees                                      -                1,300,000                       -
                                                       ---------------------   ----------------------  ----------------------

Income (loss) from operations                                        923,000              (5,391,000)             (2,532,000)

Other income (expense):
   Interest expense                                                (431,000)                (444,000)               (204,000)

   Other income (expense)                                             39,000                   53,000                (33,000)
                                                       ---------------------   ----------------------  ----------------------

Income (loss) before income
      tax expense (benefit)                                          531,000              (5,782,000)             (2,769,000)

Income tax expense (benefit)                                       (308,000)                  334,000                       -
                                                       ---------------------   ----------------------  ----------------------

Net income (loss) - Historical                          $            839,000    $         (6,116,000)   $         (2,769,000)
                                                       ---------------------   ----------------------  ----------------------
                                                       ---------------------   ----------------------  ----------------------

Basic earnings (loss) per share                                                 $              (1.37)   $              (0.63)
                                                                                ----------------------  ----------------------
                                                                                ----------------------  ----------------------

Diluted earnings (loss) per share                                               $              (1.37)   $              (0.63)
                                                                                ----------------------  ----------------------
                                                                                ----------------------  ----------------------

Pro forma amounts (unaudited)
  Income before income tax expense                     $             531,000
  Income tax expense                                                 216,000
                                                       ---------------------
  Net Income                                           $             315,000
                                                       ---------------------
                                                       ---------------------
  Basic earnings per share                             $                0.15
                                                       ---------------------
                                                       ---------------------
  Diluted earnings per share                           $                0.15
                                                       ---------------------
                                                       ---------------------



                 See accompanying notes to financial statements.

                                INTELLICELL CORP.
                  Statements of Changes in Stockholders' Equity

                                                                                                          RETAINED
                                                 COMMON STOCK                                             EARNINGS
                                         ------------------------------   ADDITIONAL      (ACCUMULATED    DUE FROM
                                             SHARES        AMOUNT      PAID-IN CAPITAL    DEFICIT)        OFFICER        TOTAL
                                         -------------  -------------  ---------------  --------------- -------------  ---------
Balance at January 1, 1996                2,030,000     $ 100,000      $         -      $     94,000     $  (180,000)  $14,000,000

Net income for the period
       January 1, 1996 to
       to December 21, 1996                       -             -                -           543,000               -       543,000

Withdrawal of undistributed S
       corporation earnings                       -             -                -          (637,000)       (454,000)   (1,091,000)

Reorganization with $.01 par
       value common stock                         -       (80,000)          80,000                 -               -             -

Common stock issued as
       consideration for note
       payable                              223,464         2,000          998,000                 -               -     1,000,000

Common stock acquired
       from officer as settlement
       of balance due from officer
       and retirement of such shares        (36,000)            -         (180,000)                -         180,000             -

Common stock issued
       pursuant to initial public
       offering (net of expense)          2,000,000        20,000        8,027,000                 -               -     8,047,000

Net income for the period
       December 22, 1996 to
       December 31, 1996                          -             -                -           296,000               -       296,000
                                      --------------    ----------     ------------     ------------     -----------  -------------
Balance at December 31, 1996              4,217,464        42,000        8,925,000           296,000        (454,000)    8,809,000

Common stock issued
       pursuant to initial public
       offering over-allotment
       provisions                           300,000         3,000        1,337,000                 -               -     1,340,000

Common stock acquired
       from officer as settlement
       of balance due from officer
       and retirement of such
       shares                              (101,562)       (1,000)        (453,000)                -         454,000             -

Net loss for the year                             -             -                -        (6,116,000)              -    (6,116,000)
                                      --------------    ----------     ------------     ------------     -----------  -------------

Balance at December 31, 1997              4,415,902        44,000        9,809,000        (5,820,000)              -     4,033,000

Non-Cash compensation expense                     -             -          297,000                 -               -       297,000

Common stock issued
       pursuant to conversion
       of convertible notes offered
       in private placement
       (net of expense)                   1,500,000        15,000        1,273,000                 -               -     1,288,000

Net loss for the year                             -             -                -        (2,769,000)              -    (2,769,000)
                                      --------------    ----------     ------------     -------------     ----------  -------------

Balance at December 31, 1998              5,915,902     $  59,000      $ 11,379,000     $ (8,589,000)    $         -   $ 2,849,000
                                      --------------    ----------     ------------     ------------     -----------  -------------
                                      --------------    ----------     ------------     ------------     -----------  -------------

                See accompanying notes to financial statements

                                INTELLICELL CORP.
                            Statements of Cash Flows
                 For the Years Ended December 1996, 1997 and 1998

                                                                            1996                1997                1998
                                                                      ------------------  -----------------   -----------------
Cash flows from operating activities:
Net income (loss)                                                     $      839,000       $ (6,116,000)       $ (2,769,000)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
Depreciation and amortization                                                 91,000            303,000             234,000
Loss on disposal of fixed assets                                                   -                  -              48,000
Non cash compensation Expense                                                      -                  -             297,000
Provision for doubtful accounts receivable                                   380,000          2,888,000             108,000
Provision for inventory reserves                                             410,000            607,000             190,000
Provision for doubtful notes receivable                                            -            739,000                   -
Change in net deferred tax asset                                            (330,000)           330,000                   -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                              (2,615,000)        (5,474,000)          4,510,000
  (Increase) decrease in inventories                                      (3,532,000)         2,336,000           2,467,000
  (Increase) decrease in deposits for purchases of inventory              (1,443,000)         1,172,000              17,000
  (Increase) decrease in other receivables                                  (500,000)           500,000                   -
  (Increase) decrease in prepaid  expenses and other current assets         (246,000)          (171,000)            228,000
  (Increase) decrease in other assets                                         53,000            (35,000)                  -
  Increase (decrease) in accounts payable and accrued expenses               177,000         (2,453,000)         (2,400,000)
                                                                      ---------------  -----------------   -----------------
Net cash provided by (used in) operating activities                       (6,716,000)        (5,374,000)          2,930,000
                                                                      ---------------  -----------------   -----------------
Cash flows from investing activities:
   Collection of notes receivable                                            218,000          1,698,000                   -
   Collection of advances to officer                                         192,000                  -                   -
   Collection of loans to employees and third parties                        211,000                  -                   -
   Acquisition of property and equiptment                                   (111,000)          (193,000)           (318,000)
   Proceeds from the sale of property and equiptment                               -                  -              40,000
                                                                      ---------------  -----------------   -----------------
Net cash provided by (used in) investing activities                          510,000          1,505,000            (278,000)
                                                                      ---------------  -----------------   -----------------
Cash flows from financing activities:
  Bank overdraft (payments)                                                  916,000           (762,000)           (250,000)
  Payments on loans payable                                               (1,490,000)                 -                   -
  Distributions to stockholders                                           (1,091,000)                 -                   -
  Deferred financing costs                                                  (176,000)          (112,000)             74,000
  Advances under credit facility                                          43,923,000         80,096,000          26,133,000
  Repayments under credit facility                                       (43,923,000)       (76,694,000)        (29,535,000)
  Proceeds from the sale of common stock                                   8,047,000          1,341,000           1,288,000
                                                                      ---------------  -----------------   -----------------
Net cash provided by (used in) financing activities                        6,206,000          3,869,000          (2,290,000)
                                                                      ---------------  -----------------   -----------------
Net increase in cash                                                               -                  -             362,000
Cash - beginning of period                                                         -                  -                   -
                                                                      ---------------  -----------------   -----------------
Cash - end of period                                                  $            -       $          -        $    362,000
                                                                      ---------------  -----------------   -----------------
                                                                      ---------------  -----------------   -----------------


                 See accompanying notes to financial statements

                                INTELLICELL CORP.
                            Statements of Cash Flows
                                  (Continued)

                                                                      1996                1997                1998
                                                                ------------------  -----------------   -----------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
       Interest                                                 $         431,000   $        444,000    $        204,000
       Income taxes                                                        20,000            223,000                   -
Common stock acquired from officer as settlement
   of balance due from officer and retirement of such
   shares                                                                 180,000            454,000                   -
Conversion of trade receivable into notes receivable                      555,000          2,295,000             859,000
Issuance of common stock as consideration for note payable              1,000,000                  -                   -
Reorganization of common stock                                             80,000                  -                   -
Note receivable issued for excess distribution                            454,000                  -                   -
Fair value of stock warrant dividends                                           -          1,983,000           2,044,000


                 See accompanying notes to financial statements

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

Intellicell Corp. (the "Company") was incorporated in California during March 1994, under the name Cellular Telecom Corporation. The Company is successor to the wholesale distribution business of Cellular Telecom Partnership (the "Partnership"), a California general partnership organized in 1991 to engage in the retail and wholesale distribution of wireless (cellular) products and accessories. In March 1994, the Partnership in effect transferred all of the assets, subject to the liabilities (which exceeded the assets by $82,000), of its wholesale distribution business to the Company in exchange for which the partners of the Partnership received all of the outstanding shares of common stock of the Company. The ownership percentages of each owner in the Partnership and the Company before and immediately after this transaction were the same. As such, the Company accounted for this transaction as a combination of entities under common control similar to a pooling of interests. The Partnership, which had the same ownership as the Company, continued its retail operations through August 1996, at which time it was dissolved.

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

The Company has developed a customer base of more than 2,100 wholesalers, carriers, agents, dealers and retailers in both the domestic and international market place. The Company is engaged in the wholesale distribution of cellular products and accessories. International sales were $4,985,000, $14,353,000 and $2,237,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORIES

Inventories, consisting of wireless handsets and accessories, are stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company has provided for an inventory reserve for obsolescence based on estimated net realizable value. The amounts the Company will ultimately realize could differ materially from the amounts estimated in arriving at the reserves.

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


REVENUE RECOGNITION

Revenue is recognized when wireless communication equipment is shipped to customers. The Company generally does not allow returns unless goods are defective and warrantied by the manufacturer.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The lives used for depreciation range from three to seven years. Maintenance and repairs that neither materially add to the value of the property or equipment or prolong its life are expensed. Betterment's or renewals are capitalized when incurred.

PROMOTIONAL

Advertising costs are expensed as incurred.

INCOME TAXES

The Company elected to be treated as an S corporation under the Internal Revenue Code for the year ended December 31, 1995 and for the period January 1, 1996 through December 21, 1996. In lieu of corporate income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Upon completion of its initial public offering in December 1996, the Company terminated its election as an S corporation and became subject to both federal and state income taxes. Therefore, no provision or liability for federal or state income taxes has been included in the historical financial statements through the termination of the Company's status as an S corporation. See Note 9 for pro forma information regarding the income tax provision which would have been recorded if the Company had been a taxable corporation, based on the tax laws in effect during those periods.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997. The statement requires the restatement of all prior period earnings per share (EPS) data presented. The new standard requires a reconciliation of the numerator and denominator of basic EPS computation to the numerator and denominator of the diluted EPS computation. During the year ended December 31, 1997 the Company adopted this statement and restated EPS for the prior year accordingly. Under SFAS No. 128, pro forma earnings per share for 1996 changed from $0.14 to $0.15 per share.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist principally of trade

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while, as is customary in the industry, requiring no collateral. Customers that have not been extended credit by the Company are on a cash-on-delivery basis.

The Company maintains several bank accounts at two commercial banks. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The amount in excess of the FDIC limit totaled $215,000 as of December 31, 1998.

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

Goodwill is being amortized on a straight-line basis, over a ten-year period. However, in 1998, the Company recorded amortization of the remaining balance of Goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the Company is required to recognize impairment losses for long-lived assets used in operations and certain identifiable intangibles when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those held for discontinued operations, be reported at the lower of carrying amount or fair value less cost of disposal. Adoption of the Statement and its application did not have a material impact on the Company's financial position or results of operations.

STOCK-BASED COMPENSATION

As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which established a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


SEGMENT INFORMATION

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No. 131) issued by the FASB. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company is one business segment, the wholesale distribution of wireless products and accessories.

RECLASSIFICATION

Certain items in 1997 have been reclassified to conform with the 1998 presentation.

NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)

                                                          DECEMBER 31,
                                                -----------------------------
                                                    1997              1998
                                                -----------       -----------
Office equipment, furniture and fixtures        $    78,000       $   197,000
Computer equipment                                  196,000           249,000
Computer software                                    31,000            31,000
Other equipment                                      54,000            51,000
Leasehold improvements                               25,000            73,000
                                                -----------       -----------

                                                    384,000           601,000
Accumulated depreciation                             98,000           242,000
                                                -----------       -----------

Balance                                         $   286,000       $   359,000
                                                -----------       -----------
                                                -----------       -----------

Depreciation expense was $21,000, $63,000 and $157,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

NOTE 4 -- NOTES RECEIVABLE

Notes receivable result from the conversion of aged accounts receivable into interest bearing promissory notes with a fixed maturity. During 1997 and 1998, the Company converted $2,295,000 and $859,000, respectively, of trade accounts receivable into notes receivable. These notes are not collateralized, bear interest at rates ranging from 0% to 10% and are repayable in periods ranging from four to twenty-four months. At December 31, 1997 and 1998, notes receivable were $934,000 and $1,521,000 respectively

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


with an associated allowance for doubtful notes receivable of $739,000 and $1,521,000, respectively.

NOTE 5 --CREDIT FACILITY AND LOAN PAYABLE

CREDIT FACILITY

In October 1996, the Company entered into a revolving line of credit agreement with a finance company, with an expiration in June 1998, and provided for borrowings of up to a maximum of $7,500,000 based on a maximum of 82% of eligible accounts receivable and 50% of eligible inventory as defined in the agreement. Borrowings under the agreement bore interest at prime rate plus one and three-quarters percent (1.75%) per annum. At December 31, 1997, the Company was paying interest on advances at a rate of 10.25% per annum. The credit facility was collateralized by substantially all of the assets of the Company, prohibited the Company from paying dividends or incurring additional indebtedness, except for trade indebtedness, and required the Company to maintain a tangible net worth of $4,500,000 and working capital of $1,500,000 subsequent to the closing of its initial public offering.

In January 1998, the Company entered into a revolving line of credit agreement with BankAmerica Business Credit, Inc. ("BankAmerica") which provided for borrowings of up to a maximum of $12,000,000 based on a maximum of 80% of eligible receivables and the lesser of $6,000,000 or 50% of eligible inventory, as defined in the agreement. Borrowing under the agreement accrued interest at prime rate plus one half of one percent (0.5%) per annum. The credit facility was collateralized by substantially all of the assets of the Company. The agreement prohibited the Company from paying dividends or incurring additional indebtedness except for trade indebtedness and, initially, required the Company to maintain a tangible net worth of no less than, $5,500,000 at December 31, 1997, and annual earnings before interest taxes, depreciation and amortization of $500,000. The Company was in violation of the tangible net worth covenant at December 31, 1997. In April 1998, BankAmerica waived the December 31, 1997, default of the tangible net worth covenant, and revised the January 1998 credit agreement. Under the revised credit agreement the maximum borrowing was reduced from $12 million to $6 million, with such borrowings limited to 80% of eligible accounts receivable and the lesser of $1 million or 50% of eligible telephone inventory as defined in the agreement. Borrowing under the revised credit agreement bore interest at the prime rate plus two and one-half percent (2.5%) per annum. The revised credit agreement required the Company to meet monthly levels of tangible net worth and earnings before interest, taxes, depreciation and amortization. All other significant restrictive covenants and prohibitions of the January 1998 agreement were included in the April 1998 revised agreement.

In August 1998, the Company executed a third amendment to the credit agreement which reduced the maximum borrowing permitted under the agreement from $4 million to $1.2 million as of August 17, 1998 and to $1 million on September 1, 1998 , with such borrowings limited to the sum of 80% of eligible accounts receivable and the lesser of $750,000 or 50% of eligible telephone inventory as defined in the agreement. A $50,000 extension fee that the Company had previously agreed to was restructured, with the Company paying $10,000 of such fee on August 1, 1998 and agreeing that in the event that the obligations under the BankAmerica loan were not paid in full prior to August 24, 1998, the Company would be obligated to pay an additional extension fee of $15,000, on September 4, 1998 and subsequent monthly extension fees of $25,000 on the first day of each month thereafter until all obligations under the loan were paid in full. All other significant restrictive covenants and prohibitions of the credit agreement, as amended were included in the August 1998 revised agreement.

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

On November 24, 1998, utilizing a portion of the funding of the Company's convertible note private placement (the "Offering"), the Company terminated its credit agreement with BankAmerica paying the remaining outstanding balance of the borrowings.

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)

LOAN PAYABLE

At December 31, 1996 and 1997, the Company had no notes payable. In December 1995, the Company converted $2,000,000 of its trade payable balance to its largest supplier who is also a significant customer discussed in Note 8, into a loan payable bearing interest at a rate of approximately 9.1% per annum and payable in twelve monthly payments of $175,000. In July 1996, the Company issued a $1,189,000 note payable in order to satisfy the then outstanding balance of the loan payable. Of this amount, $1,000,000 automatically converted into 223,464 shares of common stock at $4.475 per share on the effective date of the initial public offering which represented 5.3% of the then outstanding common stock and the principal balance including accrued interest was repaid prior to December 31, 1997. Such shares were subsequently divested (see Note 6).

NOTE 6 -- STOCKHOLDERS' EQUITY

COMMON STOCK

In March 1994, 100 shares (pre-stock split) of the Company's common stock were issued to each of its two stockholders, one of whom is the Company's President and former Chief Executive Officer (the "President"). In August 1995, pursuant to a stockholders' agreement, the President purchased all of the shares owned by the other stockholder for an aggregate of $115,000 and agreed to assume all guarantees made to suppliers by the other stockholder on behalf of the Company. In connection therewith goodwill in the amount of $100,000 was recorded for the excess of the amount paid over the proportionate share of the net assets obtained by the President.

In December 1996, the Company consummated its initial public offering of 2,000,000 shares of common stock at $5.00 per share, with net proceeds to the Company (after underwriting discounts, commissions and offering expenses) of $8,047,000 ($9,347,000 including the exercise of the underwriter's over allotment option for 300,000 shares in January 1997).

In 1996, on the effective date of the Company's initial public offering, $1,000,000 of the principal amount of a note payable (see Note 5) was automatically converted into 223,464 shares of common stock. Additionally, the Company acquired and retired 36,000 shares of common stock from the President as settlement of $180,000 due from such officer.

During 1997 the President repaid 1996 excess S corporation distributions in the amount of $454,000 by delivering to the Company 101,562 shares of the Company's common stock owned by him. These shares were subsequently cancelled (see Note
7).

PRIVATE PLACEMENT OF CONVERTIBLE NOTES

In November 1998, the Company consummated the Offering with an investor group (the "Investor Group") and agreed to certain related transactions as follows:

ISSUANCE OF CONVERTIBLE DEBT

The Company issued $1,500,000 of unsecured, subordinated convertible notes bearing interest of 2% per annum. The notes were convertible, at the option of the Company and upon ratification of the Offering by the Company's stockholders, into 1,500,000 units (the "Unit"). Each Unit consisted of one common share plus one warrant to purchase two-thirds of a share of common stock at an exercise price of $1 per share, or a total of 1,500,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock. Upon conversion of the notes, the Company paid the accrued interest in cash.

The 1,000,000 warrants have a term of three years and are exercisable at any time by the warrant-holders, but may be redeemed by the Company if the closing bid price of the Company's common stock remains above $2 per share for a defined period of time.

On December 30, 1998, the stockholders of the Company ratified the Offering and as a result, the notes were converted into 1,500,000 shares of common stock and the warrants described above were issued. On March 15, 1999, the warrant holders exercised the warrants (see Note 13).

MANAGEMENT

The Company appointed a new Chief Executive Officer, with the former Chief Executive Officer, continuing to hold the titles of President and Chairman of the Board. This Chief Executive Officer will receive a salary of $50,000 per year.

The Company has extended the employment agreement with the Company's President and Chairman of the Board, for three years from November 1998. He will receive a salary of not less than $72,000 per year and be subject to salary increases at the discretion of the Board of Directors. In the case of a termination for reasons other than cause, as defined, he shall be due severance of $500,000 payable upon said termination. In addition, during his employment, the President has agreed to a lock-up agreement that restricts the amount of shares that he can sell under certain circumstances.

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)

REPRICING OF WARRANTS AND NEW WARRANT DIVIDEND

In November 1997, the Company declared a dividend in the form of a warrant to its existing stockholders as of December 1997 (except the Company's President and Chairman). For every two shares held, a warrant to purchase one share was issued with an exercise price of $4 per share. These warrants are redeemable by the Company if the closing bid price of the Common Stock remains above $7 per share for a defined period. In conjunction with the Offering, the Board of Directors agreed to reprice these warrants to an exercise price of $1 per share. In addition, existing stockholders of record as of February 16, 1999 (other than the President and Chairman and the Investor Group) will receive an additional warrant to purchase one share at $1 per share, for every two shares held. This new warrant will be redeemable by the Company if its common stock trade for a period, as defined, above $2.00 per share. The repricing of the existing warrants and issuance of the new warrants were ratified by the stockholders on December 30, 1998. The warrants were valued at a total of $2,044,000
(based on Black-Scholes Model), which had no impact on the Company's results of operations for the year ended December 31, 1998.

STOCK OPTIONS

Included in the options granted under the Company's stock option plans (the "Plans"), the Company on March 5, 1998, granted five-year options to purchase an aggregate of 300,000 shares of common stock under the 1998 Plan. Of such options, 100,000 options were granted at an exercise price of $3.81 per share (the fair market value of such stock on the date of grant) to each of two outside directors of the Company and to a financial advisor. These options vest in one year. A director subsequently agreed to the rescission and cancellation of his granted 100,000 options prior to the options being vested.

In conjunction with the Offering, the Company issued 100,000 options to the director who rescinded the 100,000 options discussed above, but at the lower exercise price of $1 per share and repriced the exercise price to $1 for the 100,000 options previously granted to the other outside director. The Company paid its financial advisor $50,000 upon the closing of the offering and issued 150,000 warrants to purchase 150,000 shares of common stock at an exercise price of $1, with the 100,000 options granted to the financial advisor in March 1998 being rescinded and cancelled. On December 30, 1998, these transactions were ratified by the stockholders. The new Chief Executive Officer as described above received options to purchase 200,000 shares of common stock at $1 per share. In addition, a new board member received 200,000 options of common stock at an exercise price of $1 per share. The Company also granted options to purchase 200,000 shares of common stock as a finders fee to an individual at an exercise price of $1 per share. All of the foregoing 600,000 options were ratified by the stockholders on December 30, 1998. Of the options issued, 5/6ths will vest upon issuance, with the remaining options of common stock vesting pro rata based on exercise and redemption of the 1,000,000 Unit warrants. The 600,000 options were valued at $486,000, of which non-cash compensation expense of $135,000 was recognized for the options granted to an outside director that vested during 1998.

The Company accounted for the granted and non-cancelled options to outside directors under the provisions of SFAS No. 123. The options vest in one year. Non-cash compensation expense of $162,000 (based on Black Scholes Model) for this was recognized during the year ended December 31, 1998.

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)

STOCK OPTION PLANS

In October, 1996 and March, 1998 the Company adopted two stock option plans (the "1996 Plan" and the "1998 Plan", the "Plans"), pursuant to which as amended, options to purchase up to 1,000,000 shares ,cumulatively of common stock may be granted as either incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or nonqualified stock options. ISOs may be granted under the Plans to employees and officers of the Company. Nonqualified stock options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. The Plans are administered by a committee of the Board of Directors which, within the limitations of the

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


Plans, determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options are intended to be ISOs, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the Plans may not be granted at a price less than the fair market value of the common stock on the date of grant and will expire not more than ten years from the date of grant.

Options to purchase Common Stock of the Company granted under the Plans were 280,750, 102,000 and 500,000 in 1996, 1997 and 1998, respectively, with such options granted at the closing market value at the date of grant. Of the options granted under the Plans, options forfeited were none, 103,000 and 288,000 in 1996, 1997 and 1998, respectively.

OTHER STOCK OPTIONS

In October 1995, the President granted, to an employee, options to purchase 217,000 of his (split adjusted) shares of common stock at $1.00 per share (see
Note 8). The options will vest as to one-third in each of October 1997, 1998 and 1999. Management believes that the exercise price of these options reflects the fair value of the stock on the date of grant, and accordingly, no compensation has been recorded. All of these options remain outstanding at December 31, 1998.

In addition, on October 31, 1996, the Company issued to other individuals options to purchase 65,000 shares of common stock at $5.00 per share. All of these options remain outstanding at December 31, 1998.

The Company applies APB No. 25 and related interpretations in accounting for its options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the measurement date, no compensation cost is recorded.

SFAS No. 123, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0 percent; expected volatility of 40 percent; risk-free interest rate of 5.68 percent; and expected lives of 2 years, for grants in 1997: dividend yield of 0 percent; expected volatility of 17 percent; risk-free interest rate varying between 5.5 and 5.9 percent; and expected lives of 2 years and for grants in 1998: dividend yield of 0 percent; expected volatility of 180 percent; risk free interest rate varying between 4.25 and 4.55 percent; and expected lives of 2 years.

Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant date consistent with the method of SFAS No. 123. The Company's net income (loss) and earnings (loss) per share for 1996, 1997 and 1998 would have been reduced (increased) to the pro forma amounts indicated below:

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


                                          1996         1997           1998
                                        --------   -----------    ------------
  Net income (loss)
           As reported                  $839,000   $(6,116,000)   $ (2,769,000)
           Pro forma                    $807,000   $(6,252,000)   $ (2,948,000)

  Basic earnings (loss) per share
           As reported                    $ 0.40        $(1.37)        $ (0.63)
           Pro forma                      $ 0.38        $(1.40)        $ (0.67)

  Diluted earnings (loss) per share
           As reported                    $ 0.40        $(1.37)        $ (0.63)
           Pro forma                       $0.38        $(1.40)        $ (0.67)

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants.

Option valuation models require the input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


A summary of the status of the Company's stock options and related information for the years ended December 31, 1997 and 1998 is presented below:

                                                                   WEIGHTED
                                                                    AVERAGE
                                          NUMBER      PRICE PER    EXERCISE
                                         OF SHARES      SHARE        PRICE
                                        ----------    ---------    --------
Outstanding at January 1, 1997            345,750    $5.00-$5.50     $5.02
Granted                                   102,000    $6.63-$8.25     $7.45
Forfeited                                (103,000)      $5.00        $5.00
                                         ---------   -----------    ------
Balance at December 31, 1997              344,750    $5.00-$8.25     $5.74
Granted                                 1,200,000    $0.38-$4.31     $1.19
Cancelled                                (200,000)      $3.81        $3.81
Forfeited                                (188,000)   $5.00-$8.25     $5.46
                                         ---------   -----------    ------
Balance at December 31, 1998            1,156,750    $0.38-$5.00     $1.48
                                        ----------   -----------    ------
                                        ----------   -----------    ------

At December 31, 1996, 1997 and 1998 there were 114,250, 115,250 and 508,250 options to purchase common stock of the Company available for grant under the plans, respectively. At December 31, 1998, there were 804,501 of such options exercisable at prices ranging from $1.00 to $5.50 with a weighted average exercise price of $1.52, and a weighted average fair value of options granted during the year of $0.76.

The following schedule summarizes information about fixed stock options outstanding at December 31, 1998.

                                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                         -------------------------------------------   --------------------------
                                                           WEIGHTED                    WEIGHTED
                                                            AVERAGE                     AVERAGE
                            NUMBER         EXERCISE        REMAINING     NUMBER        EXERCISE
DATE OF GRANT              OF SHARES         PRICE       LIFE (YEARS)   OF SHARES        PRICE
-------------------------------------------------------------------------------------------------
October 31, 1996            144,750          $5.00           2.8          96,500         $5.00
October 31, 1996             12,000          $5.50           2.8           8,000         $5.50
January 15, 1998             50,000          $1.00           4.0              --            --
October 14, 1998            120,000          $0.38           4.8              --            --
December 30, 1998           830,000          $1.00           8.6         700,001         $1.00
                            -------          -----           ---         -------         -----
                          1,156,750          $1.48           7.2         804,501         $1.52
                          ---------          -----           ---         -------         -----
                          ---------          -----           ---         -------         -----

WARRANTS

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


Pursuant its then outstanding revolving line of credit agreement, the Company issued in October 1996 to its former finance company warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share. The warrants are exercisable after one year from the grant date and have an expiration date of December 2001. The above mentioned warrants were outstanding at December 31, 1998.

In connection with the Company's initial public offering in December 1996, warrants to purchase 200,000 shares of common stock at an exercise price of $5.50 per share were sold to the underwriter of such offering, at nominal cost. Such warrants were outstanding at December 31, 1998.

On November 18, 1997, the Company declared the payment of a dividend to its shareholders in the form of a warrant to purchase Common Stock of the Company. Record owners of Common Stock as of December 10, 1997, received one warrant for every two shares of Common Stock held. Each warrant entitles the holder to purchase one share of Common Stock at $4.00 per share for a three year period, subject to adjustment in certain circumstances. The warrants are redeemable by the Company, upon notice of not less than 30 days at $.10 per warrant in the event the closing bid quotation of the Common Stock on all 20 of the trading days ending on the third day prior to the day on which the Company gives notice has been at least $7.00 per share; provided however that no such right of redemption or exercise shall exist prior to the time that such shares of Common Stock underlying the warrants have been registered under the Securities Act of 1933, as amended. The President of the Company has agreed to waive his rights to receive 946,219 warrant dividends on the 1,892,438 shares of Common Stock held by him. The warrants were valued at a total of $1,983,000 (based on the Black-Scholes Model), which had no impact on the Company's results of operations for the year ended December 31, 1997. In December 1998, the stockholders ratified the Offering, which included the repricing of these warrants' exercise price from $4.00 to $1.00.

The table below summarizes the transactions related to the Company's warrants to purchase common stock:

                                                             WEIGHTED-
                                                              AVERAGE
                                              NUMBER         EXERCISE
                                             OF SHARES         PRICE
                                             ---------       ---------
Warrants declared at December 17, 1996         215,000         $5.47
                                             ---------       ---------
Balance at December 31, 1996                   215,000         $5.47
Warrants declared December 10, 1997          1,261,732         $1.00
                                             ---------       ---------
Balance at December 31, 1997                 1,476,732         $1.65
Warrants declared December 31, 1998          2,411,732         $1.00
                                             ---------       ---------



                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


Balance at December 31, 1998                 3,888,464         $1.25
                                             ---------       ---------
                                             ---------       ---------

All warrants are exercisable as of December 31, 1998.

COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                                  -----------------------------------------
                                                     INCOME        SHARES       PER SHARE
                                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                  -----------   -------------   ---------
Basic loss per share:
Net loss attributable to common stockholders       $(2,769,000)    4,415,902   $    (0.63)
                                                   ------------  -----------   -----------
                                                   ------------  -----------   -----------

Options and warrants to purchase 5,045,214 shares were outstanding at December 31, 1998, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

                                                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                               -------------------------------------------------
                                                   INCOME        SHARES          PER SHARE
                                                 (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                                 -----------   -------------      ---------
Basic loss per share:
Net loss attributable to common stockholders     $(6,116,000)    4,451,182      $    (1.37)
                                                 ------------  -----------      -----------
                                                 ------------  -----------      -----------

Options and warrants to purchase 1,821,482 shares were outstanding at December 31, 1997, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

                                                                 FOR THE YEAR ENDED DECEMBER 31, 1996
                                                          -------------------------------------------------
                                                              INCOME          SHARES          PER SHARE
                                                            (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                            -----------    -------------      ---------
Basic earnings per share:
   Historical net income attributable to common
     stockholders                                              $839,000       2,113,674      $      0.40
Effect of dilutive securities:
   Weighted average options outstanding at end of year               --             967               --
                                                            ------------    -----------      -----------
Diluted earnings per share:
   Historical income available to common stockholders          $839,000       2,114,641      $      0.40
                                                            ------------    -----------      -----------
                                                            ------------    -----------      -----------

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)

                                                                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                                              -------------------------------------------------
                                                                  INCOME            SHARES          PER SHARE
                                                                (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                                (PRO FORMA)
                                                                -----------      -------------      ---------
Basic earnings per share:
   Pro forma net income attributable to common
     stockholders                                                  $315,000         2,113,674      $      0.15
Effect of dilutive securities:
   Weighted average options outstanding at end of year                   --               967               --
                                                                ------------      -----------      -----------
Diluted earnings per share:
   Pro forma income available to common stockholders               $315,000         2,114,641      $      0.15
                                                                ------------      -----------      -----------
                                                                ------------      -----------      -----------

Options to purchase 212,000 shares of common stock at $5.50 per share were outstanding during the second half of 1996 and were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2001, remained outstanding at the end of the year.

NOTE 7 -- DUE FROM OFFICER

During 1996, the Company made excess S corporation distributions of $454,000 to the President, who then owned 100% of the Company's outstanding stock. As a result, the Company reflected as "Due from officer", a component of stockholders' equity, the amount of $454,000 at December 31, 1996. The President repaid this amount by the delivery of 101,562 shares of the Company's common stock owned by him, to the Company. Such shares were subsequently cancelled (see
Note 6).

NOTE 8 -- COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

OPERATING LEASES

In November 1997, the Company began operations in a 12,800 square foot leased warehouse and office facility in Miami, Florida. This lease was assigned to a third party in June 1998. The lease had an initial monthly rental of $7,441 with annual escalation. At the end of the initial lease term of five years and two months, the Company had an option to extend the lease for an additional five years.

In February 1998, the Company moved its executive offices and warehouse to a 36,000 square foot leased facility in Chatsworth, California. The lease is for a three year term beginning February 1, 1998 and provides for an initial monthly rental of $18,495, with annual escalation based on the Consumer Price Index. At the end of the initial lease term, the Company has an option to extend the lease for a period of three years.

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


In May 1998, the Company subleased approximately one-third of its Chatsworth facility for $6,694 per month through January 31, 2001 to a third party.

The Company is obligated under long-term operating leases for office and warehouse facilities in Chatsworth, California through the year 2001. Future minimum lease payments due under non-cancelable operating lease agreements are as follows:

     YEAR ENDING                                     SUBLEASE INCOME
     DECEMBER 31,                  AMOUNT                 INCOME
    -------------           -----------------        ---------------
         1999                      203,445                  80,328
         2000                      203,445                  80,328
         2001                       18,495                   6,694

Rent expense, net of sublease rental income for the years ended December 31, 1996, 1997 and 1998, was $84,000, $124,000 and $202,000, respectively.

Under the assignment of the Miami property, if the assignee defaults, the Company will be obligated under the terms of the lease.

EMPLOYMENT AGREEMENTS AND OFFICERS' SALARIES

During the years ended December 31, 1996, 1997 and 1998, officers' salaries aggregated $107,000, $297,000 and $352,000, respectively.

The Company's Board of Directors has extended the employment agreement of the Company's President and Chairman of the Board, for three years from November 1998. He will receive a salary of not less than $72,000 per year and be subject to salary increases at the discretion of the Board of Directors. In the case of a termination for reasons other than cause, as defined, he shall be due severance of $500,000 payable upon said termination. In addition, during his employment, the president has agreed to a lock-up agreement that restricts the amount of shares that he can sell.

The Company has entered into a three-year agreement, in January 1998, with an officer and director which provides for an annual base compensation of $120,000. The employment agreement contains a confidentiality provision, and a covenant not to compete with the Company for a period of one year following termination of employment. The agreement provides if the employee is terminated without cause (including as a result of a change in control), the employee will be paid an amount equal to six months of his annual salary and bonus in consideration of his agreement not to compete with the Company.

The Company also has an employment agreement with an employee which commenced in December 1996, and provides for a three-year term and annual compensation of $132,000. This employee has options to purchase 217,000 shares of the President's common stock (see Note 6).

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


MAJOR CUSTOMERS

During the years ended December 31, 1996 and 1997, a single customer accounted for 16% and 12% of the Company's sales, respectively. The Company made nominal sales in 1998 to this customer.

During the years ended December 31, 1996, 1997 and 1998, a second customer, who is also the largest supplier discussed below and was a debt/equity holder until 1997 accounted for 17%, 11% and 6% of the Company's sales, respectively.

CONCENTRATION OF SUPPLIERS

The Company is dependent on third-party equipment manufacturers and distributors for all of its supply of cellular telephones and accessories. One supplier, who is also the second largest customer discussed above, and a debt/equity holder until 1997, accounted for 26%, 12% and 6% of the Company's purchases during the years ended December 31, 1996, 1997 and 1998, respectively. Such manufacturers and distributors may at any time impose price increases or otherwise determine not to continue to sell product to the Company on commercially reasonable terms, or at all. A change in suppliers could cause a delay in the supply of product and a possible loss of sales, which may adversely affect the Company's operating results. Although there are a limited number of suppliers, management believes other suppliers could provide sufficient quantities of products on commercially reasonable terms.

The Company obtains substantially all of its proprietary accessory products from manufacturers in Taiwan and is dependent on such manufacturers to provide sufficient quantities of products on favorable terms. Any change in suppliers may cause a delay in sales which would adversely affect operating results.

SUPPLIER/CUSTOMER TRANSACTIONS

Due to the limited supply of merchandise and the nature of the competitive environment, the Company may purchase and sell inventory from/to the same supplier/customer. These types of same supplier/customer transactions are often at low gross profit margins. Such transactions are included in sales and amounted to approximately $5,300,000, $1,900,000 and $8,957,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

LITIGATION

The Company is involved in various litigation matters that have resulted from the normal course of business. In the opinion of Management, the aggregate exposure or benefits of these matters will not have a material effect on the Company's financial statements.

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


NOTE 9 --INCOME TAXES (BENEFIT)

In December 1996, as a result of the Company's initial public offering, its election to be treated as an S corporation for federal and California tax purposes was terminated. As an S corporation, the Company's income was subject to tax at the stockholder level, not the corporate level. Accordingly, the accompanying financial statements include unaudited pro forma adjustments for income taxes required to be provided had the Company's S corporation status not been in effect. The provision for income taxes consists of the following:

                                         YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------
                                 1996             1997              1998
                              (PRO FORMA,
                              UNAUDITED)
                              -----------        ---------        ---------
Current:
   Federal                     $ 415,000         $      --        $      --
   State                         113,000                --               --
                               ---------         ---------        ---------
                                 528,000                --               --
                               ---------         ---------        ---------
Deferred:
   Federal                      (271,000)          280,000               --
   State                         (41,000)           54,000               --
                               ---------         ---------        ---------
                                (312,000)          334,000               --
                               ---------         ---------        ---------
Pro forma taxes on income      $ 216,000         $      --               --
                               ---------         ---------        ---------
                               ---------         ---------        ---------
Provision for income taxes     $      --         $ 334,000               --
                               ---------         ---------        ---------
                               ---------         ---------        ---------

Income tax expense (benefit) differed from the amounts computed by applying the statutory federal income tax rate of 34% as a result of the following:

                                                          YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                                   1996             1997              1998
                                               (PRO FORMA,
                                               (UNAUDITED)
                                               -----------      -----------       ----------
Income taxes at the federal statutory rate       $181,000       $(1,966,000)      $ (941,000)
State taxes, net of federal taxes                  31,000          (338,000)         (50,000)
Nondeductible expenses                              4,000            12,000          150,000
Adjustment to deferred tax asset                      ---               ---           72,000
Less: valuation allowance                              --         2,626,000          769,000
                                                ---------       -----------       ----------




                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


As per statements of operations                  $216,000       $   334,000       $      ---
                                                ---------       -----------       ----------
                                                ---------       -----------       ----------

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

                                                                AS OF DECEMBER 31,
                                                       -------------------------------------
                                                            1997                   1998
                                                          ---------             ---------
Deferred tax asset:

   Inventory reserves                                  $    219,000          $    236,000
   Accounts and notes receivable allowances               1,368,000               706,000
   Net operating loss carryforward                        1,017,000             2,437,000
   Other                                                     41,000                21,000
                                                       ------------          ------------
Deferred tax asset                                        2,645,000             3,400,000
Deferred tax (liability):
   Depreciation                                             (19,000)               (5,000)
                                                       ------------          ------------
   Net deferred tax asset                                 2,626,000             3,395,000
   Valuation allowance                                   (2,626,000)           (3,395,000)
                                                       ------------          ------------
Net deferred tax asset                                 $         --          $         --
                                                       ------------          ------------
                                                       ------------          ------------

For tax purposes the Company has available a federal net operating loss carryforwards of approximately $6,602,000. The loss carryforwards will expire through 2018. For state purposes, the Company has available net operating loss carryforwards of approximately $3,300,000.

NOTE 10 -- RELATED PARTY TRANSACTIONS

During the years ended December 31, 1996, 1997 and 1998, the Company sold approximately $423,000, $254,000 and $317,000, respectively, of products to a company, that is owned by the President's brother. In December 1996, the Company granted options to purchase 35,000 shares of common stock at an exercise price of $5.00 per share to the President's brother. On December 31, 1998, the Company was

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


owed $139,000 by the company owned by the President's brother. This company has agreed to a payment plan starting in March 1999, to settle this debt of $10,000 per month bearing interest at 7% per annum.

A company owned by the President's cousins purchased cellular products from the Company in the amounts of $87,000, $1,455,000 and $1,576,615 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company purchased cellular products from this entity in the amount of $299,000 and $817,000 in 1997 and 1998, respectively and made no purchases in 1996.

During the year ended 1998, the Company paid legal fees to law firm where a director is a partner in the amount of $28,518.

NOTE 11 -- NON-RECURRING LEGAL AND AUDITING FEES

During 1997, in connection with the audit of the Company's financial statements for year ended December 31, 1996, (see 1997 Form 10-K, Item 9) the Company incurred non-recurring expenses of $1,024,000 consisting primarily of professional fees, including the fees of its prior and current auditors, fees of special counsel and a special auditor retained by the Company's Audit Committee.

In August 1997, the Company entered into a non-binding letter of intent to acquire all of the outstanding stock of Pacific Unplugged Communications, Inc. and Unplugged de Mexico (Unplugged). In December 1997, the Company terminated its negotiations with Unplugged. As a result the Company expensed $276,000 of professional and legal fees incurred associated with the proposed acquisition, in 1997 and $74,000 in 1998.

NOTE 12 -- GEOGRAPHIC AREA INFORMATION

The Company sells its products to customers in foreign countries. The following summarized the sales to customers outside the United States:

                                For the year Ending
                                    December 31,

                     1996               1997               1998
                     ----               ----               ----
Mexico           $   560,000        $     65,000        $1,718,000
Peru                 239,000           6,723,000            68,000
Israel             1,341,000             571,000            30,000
Paraguay           1,782,000           1,825,000            88,000
Puerto Rico          348,000             325,000           109,000
Brazil               356,000           3,260,000            16,000
Colombia              59,000             388,000                -
Venezuela             26,000             882,000             1,000
Others               274,000             314,000           207,000
                 -----------        ------------        ----------
                 $ 4,985,000        $ 14,353,000        $2,237,000
                 -----------        ------------        ----------
                 -----------        ------------        ----------

                                INTELLICELL CORP.

                          Notes to Financial Statements
                                   (Continued)


NOTE 13 -- SUBSEQUENT EVENTS

EXERCISE OF WARRANTS FROM OFFERING

On March 15, 1999, the Investor Group related to the Offering (see Note 6) of $1,500,000 convertible notes, exercised 1,000,000 warrants for an aggregate of $1,000,000. The pro forma effect of the exercise of these Unit warrants on the condensed balance sheet as of December 31, 1998 is as follows:

                                                                  December 31, 1998
                                            ------------------------------------------------------------
                                                As Reported          Adjustments          Pro Forma
                                            --------------------  ------------------  ------------------
                  ASSETS
   Total current assets                        $      3,819,000      $    1,000,000      $    4,819,000
                                            --------------------  ------------------  ------------------
Total assets                                          4,178,000           1,000,000           5,178,000
                                            --------------------  ------------------  ------------------
                                            --------------------  ------------------  ------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Total current liabilities                   $      1,329,000                          $    1,329,000
Stockholders' equity
   Preferred Stock                                            -                                       -
   Common Stock                                          59,000              10,000              69,000
   Additional paid-in capital                        13,362,000             990,000          14,352,000
   Accumulated deficit                             (10,572,000)           -                (10,572,000)
                                            --------------------  ------------------  ------------------
      Total stockholders' equity                      2,849,000           1,000,000           3,849,000
                                            --------------------  ------------------  ------------------
Total liabilities and stockholders' equity     $      4,178,000      $    1,000,000      $    5,178,000
                                            --------------------  ------------------  ------------------
                                            --------------------  ------------------  ------------------

                                INTELLICELL CORP.

                Schedule II -- Valuation and Qualifying Accounts

                                                          ADDITIONS
                                 BALANCE        -----------------------------                         BALANCE
                                 AT THE         CHARGED TO         CHARGED TO                          AT THE
                                BEGINNING        COST AND             OTHER        DEDUCTIONS          END OF
    DESCRIPTION                 OF PERIOD        EXPENSES           ACCOUNTS      (RECOUPMENTS)      THE PERIOD
----------------------------------------------------------------------------------------------------------------
For the year ended
   December 31, 1996:
Allowance for doubtful
   accounts receivable          $200,000          $380,000         $     --          $152,000(a)      $428,000
Reserve for inventory
   obsolescence                   32,000           410,000               --                --          442,000

For the year ended
   December 31, 1997:
Allowance for doubtful
   accounts receivable          $428,000        $2,888,000         $     --          $619,000(a)    $2,697,000
Allowance for doubtful
   notes receivables                  --           739,000               --                --          739,000
Reserve for inventory
   obsolescence                  442,000           607,000               --           499,000(b)       550,000

For the year ended
   December 31, 1998:
Allowance for doubtful
   accounts receivable        $2,697,000          $162,000   $     (859,000)(d)    $1,749,000(a)      $251,000
Allowance for doubtful
   notes receivables             739,000                --          859,000(d)        (77,000)(c)    1,521,000
Reserve for inventory
   obsolescence                  550,000           190,000               --          (148,000)(b)      592,000

(a) Accounts written off
(b) Inventory written off
(c) Accounts collected of $54,000, accounts written off of $23,000
(d) Reclassification of reserve