Form 10-K/A
period 1998-12-31
INTELLICELL CORP
filed 1999-04-29
CIK 1025557

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO: [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates as of March 26, 1999 was approximately $10,229,000 (based on the closing sales price of such stock as of such date on the Nasdaq SmallCap Market on March 26, 1999). No other capital stock is outstanding.

     As of March 26, 1999 there were 6,915,902 shares of the registrant's Common Stock outstanding.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers, directors, and key employee of the Company as of March 26, 1999:


          Name               Age                      Position
---------------------------  ---  ----------------------------------------------
Executive Officers and Directors:
Ben Neman..................  41  Chairman of the Board and President
John Swinehart.............  42  Chief Executive Officer and Director
Stephen Jarrett............  45  Executive Vice President of Sales and Director
Michael Hedge..............  43  Executive Vice President
David Kane.................  36  Chief Financial Officer
Michael King...............  35  Vice President of Marketing and Business
                                   Development
Vinay Sharma(1)(2).........  51  Director
J. Sherman Henderson(1)(2).  54  Director
Mark M. Laisure............  29  Director

Key Employee:
Meir Abramov...............  29  Vice President


(1) Member of the Audit Committee
(2) Member of the committee administering grants to executive officers under the Company's stock option plans.

     Ben Neman, a founder of the Company, has been Chairman and President of the Company since its inception in January 1991 and served as the Company's Chief Executive Officer from the Company's inception through November 1998. From September 1983 to January 1991, Mr. Neman was the owner and President of Car Tronics of California, a company engaged in the retail sale of cellular and other automotive electronic consumer products.

      John Swinehart was appointed as Chief Executive Officer and a director of the Company in November 1998. Mr. Swinehart has also served as President and Chief Financial Officer of Biltmore Homes, a midwestern homebuilder and developer, since March 1996. From 1986 to March 1996, Mr. Swinehart served as Vice President of Allied Broadcast Equipment, an international broadcast-equipment distribution company. In 1980, Mr. Swinehart received his certified public accountant certificate.

      Stephen Jarrett became Executive Vice President of the Company in January 1998 and a director of the Company in March 1998. From 1994 to January 1998, Mr. Jarrett served as Western Zone Regional Sales Manager for Sony Wireless.

      Michael Hedge was appointed Executive Vice President in January 1998. From 1987 to 1997, Mr. Hedge was employed by Cellstar Corporation, a leader in telecommunications distribution. He served in various roles at Cellstar, including Vice President of U.S. Sales and Marketing and as a director.

      David Kane was appointed Chief Financial Officer of the Company in August 1998. Prior to joining the Company, Mr. Kane was Chief Financial Officer of Grand Havana Enterprises from January 1997 to February 1998. From July 1995 to

November 1996, Mr. Kane was the Director of Finance for Virgin Records America. From May 1994 to June 1995, Mr. Kane was the controller of Hemdale Home Video. Prior to such time, Mr. Kane was a certified public accountant with Arthur Andersen & Co.

      Michael King was appointed Vice President of Marketing and Business Development in January 1998. Prior to joining Intellicell, Mr. King served in key positions at leading telecommunications companies, most recently as Accessory Strategic Director for Philips Consumer Communications. Prior to joining Phillips, Mr. King acted as Director of Marketing at Cellstar Corporation.

      Vinay Sharma has been a director of the Company since October 1996. Mr. Sharma has been a partner with the law firm Sharma & Herron since March 1992. Mr. Sharma received his Masters in Business Administration in June 1974 and Juris Doctor degree in May 1982 from the University of California at Berkeley.

      J. Sherman Henderson has been a director of the Company since February 1998. Since 1993, Mr. Henderson has been President and CEO of UniDial Communications, a long-distance phone service reseller and full service distributor of telecommunications products and service founded by Mr. Henderson.

      Mark M. Laisure was appointed as a director of the Company in November 1998. Since 1995, Mr. Laisure has been a Vice President of Shields & Company, an investment brokerage firm. In addition, Mr. Laisure has acted as a consultant to (a) Inktomi Corporation, a developer and marketer of network information and infrastructure applications, since June 1996, (b) Milcom, a technology development company which invests in new technology companies, since September 1997, (c) Stat Health Care, a provider of emergency room management services, since June 1991, and (d) Starstruck Records since August 1995. From 1994 to 1995, Mr. Laisure was a senior investment manager at Paine Webber.

      In addition to the Company's executive officers and directors, Meir Abramov is a key employee of the Company. Mr. Abramov joined the Company in 1993 and serves as a Vice President of the Company in charge of purchasing and large account sales.

      Directors serve until the next annual meeting or until their successors are elected and qualified, or appointed. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the officers or directors of the Company.

ARRANGEMENTS AND UNDERSTANDINGS WITH DIRECTORS
----------------------------------------------

      In connection with a private placement of notes in November 1998 (the "Note Offering"), the Company agreed to appoint two persons designated by the investors in the Note Offering to the Company's Board of Directors. In November 1998, the Company increased the size of the Board to six and appointed John Swinehart and Mark M. Laisure (the persons designated by the investors in the Note Offering) to the Board of Directors.

      The Company also formed an advisory committee to the Board of Directors in connection with the Note Offering. This committee has no formal powers or responsibilities but assists the Board of Directors in providing strategic planning for the Company. Members of this committee receive no compensation for service on such committee. The current members of this committee are Mark M. Laisure, John Swinehart, Alan
Bluestine, Ben Neman, Stephen Jarrett, Paul Skjodt and David Kane.

      The Company agreed, until December 17, 1999, if so requested by Sands Brothers & Co., Ltd. ("Sands"), the representative of the underwriters of the Company's initial public offering and the Company's financial advisor, to nominate and use its best efforts to elect a designee of Sands as a director or, at Sands' option, as a non-voting advisor to the Company's Board of Directors. Sands exercised its right to designate Alan M. Bluestine, a managing director of Sands, as a non-voting advisor to the Company's Board of Directors on June 6, 1997.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 1998, its directors, officers and 10% stockholders complied with all filing requirements under
Section 16(a) of the Exchange Act, with the exception of the following:
Stephen Jarrett made two late filings reporting four transactions, Michael King made one late filing reporting one transaction, Michael Hedge made one late filing reporting one transaction, Paul Skjodt made one late filing reporting one transaction, Mark M. Laisure made two late filings reporting one transaction, John Swinehart made two late filings reporting one transaction, David Kane made two late filings reporting two transactions, J. Sherman Henderson made one late filing reporting three transactions, and Vinay Sharma made one late filing reporting four transactions.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
----------------------

      The following table sets forth the compensation for the years ended December 31, 1996, 1997 and 1998 paid by the Company to its chief executive officers and to one other executive officer of the Company who received compensation in excess of $100,000 for the year ended December 31, 1998 (the "named executive officers"). No other executive officers received compensation exceeding $100,000 during the last fiscal year.


                                Summary Compensation Table
                                --------------------------
                                                                                   Long-Term
                                                                                  Compensation
                               Annual Compensation(1)                                Awards
                               ----------------------                             ------------
                                                                     Other         Securities
        Name and                                                     Annual        Underlying
   Principal Position          Fiscal Year   Salary($)    Bonus   Compensation    Options (#)
   ------------------          -----------   ---------    -----   ------------    -----------
Ben Neman                        1998         70,170         --        --                --
  Chairman of the Board,         1997         72,000         --        --                --
  President, and Chief           1996         72,000         --        --            12,000(4)
  Executive Officer(2)



John Swinehart                   1998          5,210         --        --           200,000(5)
  Chief Executive Officer
  and Director(3)

Stephen Jarrett                  1998        115,000     20,000        --           100,000(6)
  Executive Vice President


------------

(1) The compensation described in this table does not include medical insurance, retirement benefits and other benefits received by the executive officers which are available generally to all employees of the Company and perquisites and other personal benefits received by these executive officers of the Company, the value of which does not exceed the lesser of $50,000 or 10% of the executive officer's cash compensation in the table.
(2) Mr. Neman served in the capacity of Chief Executive Officer only through November 1998.
(3)  Mr. Swinehart became Chief Executive Officer in November 1998.
(4) The options have an exercise price of $5.50 per share and vest one-third each year for three years.
(5) The options have an exercise price of $1.00 per share. Of these options, 5/6 were immediately exercisable and 1/6 were to vest upon exercise of the warrants issued upon the conversion of the notes offered in the November 1998 private placement. These warrants were exercised in full in March 1999 making all of these options currently exercisable.
(6) The options were granted in two separate grants of options to purchase 50,000 shares of common stock. The first grant was made with an exercise price of $4.375, a ten year expiration, and vesting one-third each year for three years. These options were later repriced to $1.00. The second grant was made with an exercise price of $0.375 per share, a five year expiration, and vesting one-third each year for three years.

STOCK OPTION GRANTS AND EXERCISES IN 1998
-----------------------------------------

      The following table sets forth the grants of stock options to the named executive officers during 1998.

                                    Option Grants During 1998
                                    -------------------------

                               Percentage
                               of Total
                   Number of   Options                          Potential Realizable Value at
                   Securities  Granted to                       Assumed Annual Rates of Stock Price
                   Underlying  Employees  Exercise              Appreciation for Option Term(3)
                   Options     During     Price Per Expiration ------------------------------------
Name               Granted     1998       Share     Date           0%           5%          10%
----               ---------- ---------- ---------  ---------- ----------- ------------ -----------
Ben Neman..........       0       --        --           --         --          --           --
John Swinehart(1).. 200,000       50%       $1.00   10/14/08    $50,000    $207,224      $448,436
Stephen Jarrett(2).  50,000       12.5%     $1.00    1/08/08   $168,750(4) $306,321(4)   $517,381(4)
                     50,000       12.5%     $0.375  10/14/03    $43,750     $61,018       $81,907


-----------
(1) The options have an exercise price of $1.00 per share and were granted on October 14, 1998. Of these options, 5/6 were immediately exercisable and 1/6 were to vest upon exercise of the warrants issued upon the conversion of the notes offered in the November 1998 private placement. These warrants were exercised in full in March 1999, making all of these options currently exercisable.
(2) The options were granted in two separate grants of options to purchase 50,000 shares of common stock. The first grant was made on January 9, 1998 with an exercise price of $4.375, a ten year expiration, and vesting one-third each year for three years. These options were later repriced to $1.00. The second grant was made on October 14, 1998 with an exercise price of $0.375 per share, a five year expiration, and vesting one-third each year for three years.
(3) Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by closing market price on the date of grant for a share of common stock, assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire five or ten-year term of the option and subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices.
(4) Although these options were granted at the fair market value of $4.375 on January 8, 1998, these numbers assume that the exercise price was $1.00 on January 8, 1998 in order to reflect the value of the repricing.

      There were no stock options exercised by Messrs. Neman, Swinehart or Jarrett during 1998.

      The following table sets forth information concerning the value of unexercised stock options held by the named executive officers as of December 31, 1998:


                             Aggregated Fiscal Year-End Option Values
                             ----------------------------------------

                          Number of Securities
                         Underlying Unexercised         Value of Unexercised
                                Options                In-the-Money Options At
                       Held At Fiscal Year-End(#)      Fiscal Year-End ($) (1)
                       ---------------------------   ---------------------------
Name                   Exercisable   Unexercisable   Exercisable   Unexercisable
-----                  -----------   -------------   -----------   -------------
Ben Neman                 8,000          4,000              $0              $0
John Swinehart          200,000              0        $400,000              $0
Stephen Jarrett          16,667         83,333         $43,751        $187,499

-----------
(1) Based on the difference between the exercise price and the fair market value (the closing price of $3.00 reported by the Nasdaq SmallCap Market on December 31, 1998).

DIRECTOR COMPENSATION
---------------------

      Directors do not currently receive any cash compensation for serving on the Board of Directors. Directors are eligible to participate in the Company's stock option plans. The Company granted J. Sherman Henderson and Vinay Sharma each options to purchase 100,000 shares of common stock with an exercise price of $3.81. These options were later repriced to an exercise price of $1.00. The Company also granted options to purchase 200,000 shares of common stock to Mark M. Laisure with an exercise price of $1.00.

EMPLOYMENT AGREEMENTS
---------------------

      The Company entered into a three-year employment agreement with Ben Neman, the Company's then Chairman of the Board, Chief Executive Officer and President, effective December 1996, which was automatically renewable and provided for an annual base salary of $72,000 per year and bonus as determined by the Board of Directors. The agreement provided that in the event of termination without cause or as a result of a change in control, Mr. Neman would receive a severance payment equal to his base compensation through the term of the agreement. In November 1998, the Company entered into a new employment agreement with Mr. Neman (the "Neman Agreement") that superseded the prior employment agreement. Pursuant to the Neman Agreement, Mr. Neman will serve as the Chairman of the Board and President of the Company, but will no longer serve as its Chief Executive Officer. Mr. Neman will receive an annual salary of $72,000 and may receive bonuses as determined by the Board of Directors. The term of the Neman Agreement will expire in November 2001; provided, however, that the Neman Agreement may be earlier terminated by the Company under certain circumstances. Upon a termination without cause as defined in the Neman Agreement, the Company will make a severance payment to Mr. Neman of $500,000.

      The Company entered into a two-year employment agreement with Stephen Jarrett, effective January 1998, for employment as Vice President of Business Development with automatic renewals for successive one year periods, unless either party gives notice otherwise. Under the agreement, Mr. Jarrett will receive a salary of $120,000 per year and incentive bonuses/commissions based on quantity purchase criteria.

STOCK OPTION PLANS
------------------

      In October 1996, the Company adopted the 1996 Stock Option Plan, as amended (the "1996 Plan"), and in February 1998 the Company adopted the 1998 Stock Option Plan, as amended (the "1998 Plan"), pursuant to which 460,000 and 540,000 shares of common stock, respectively, are currently authorized for issuance upon the exercise of options designated as either (1) options intended to constitute incentive stock options under the Internal Revenue Code of 1986, as amended or (2) non-qualified options. Under the 1996 Plan and the 1998 Plan, incentive stock options may be granted to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

REPRICING OF OPTIONS
--------------------

      The following table sets forth certain information concerning the repricing of the options of any executive officer during the last ten fiscal years:


                                         Ten-Year Option Repricings

                                                                                     Length
                           Number of                                                 of Original
                           Securities     Market Price    Exercise                   Option Term
                           Underlying     of Stock at     Price at     New           Remaining at
                           Options        Time of         Time of      Exercise      Date of
Name               Date    Repriced(#)    Repricing($)    Repricing    Price         Repricing
---------------    -----   ------------   -------------   ----------   -----------   ---------------
Stephen Jarrett  10/14/98    50,000          1.25          $4.375        $1.00        9.2 years


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

      During the fiscal year ended December 31, 1998, the full Board of Directors decided all matters related to compensation, with the exception of the grant of options to executive officers under the Company's stock option plans. Vinay Sharma and J. Sherman Henderson are the members of the committee administering these grants under the stock option plans. During 1998, two directors participated in deliberations on executive compensation while they also served as executive officers: Ben Neman (Chairman of the Board, President and Chief Executive Officer until November 1998) and James Bunting (Chief Operating Officer, Executive Vice President and director until March 1998). There are no interlocks between the Company and other entities involving the Company's executive officers and directors who served as executive officers or board members of other entities.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
----------------------------------------------------------

      The full Board of Directors decided all matters related to the compensation of the executive officers of the Company, except for grants of options to executive officers under the Company's stock option plans that were made after formation of a committee to oversee such grants. The current Board of Directors consists of Ben Neman, John Swinehart, Vinay Sharma, Stephen

Jarrett, J. Sherman Henderson and Mark M. Laisure. Messrs. Swinehart and Laisure became directors in November 1998, Mr. Jarrett became a director in March 1998 and Mr. Henderson became a director in February 1998. Mr. Neman serves as the Chairman of the Board and President of the Company. Mr. Swinehart serves as the Chief Executive Officer of the Company. Mr. Jarrett serves as Executive Vice President of the Company.

      The Company entered into a three-year employment agreement with Ben Neman, the Company's then Chairman of the Board, Chief Executive Officer and President, effective December 1996 (the "1996 Agreement"). Mr. Neman's compensation for 1997 was governed by such agreement, which agreement was superseded by a new three-year employment agreement in November 1998. Under the 1996 Agreement, Mr. Neman received an annual salary of $72,000 per year and such bonus as determined by the Board of Directors. In determining the salary and bonus for the Chief Executive Officer, the Board of Directors based its decisions upon the performance of the Company, as well as a review of the performance of the Chief Executive Officer. During 1998, the Company performed substantially below its performance during 1997, and the Board of Directors did not award any bonus to Mr. Neman for 1998. Mr. Neman did not participate in any decisions by the Board of Directors concerning his compensation.

      The Company entered into a three-year employment agreement with James Bunting, the Company's then Chief Operating Officer and Executive Vice President, effective July 1996. Mr. Bunting's compensation for 1998 was governed by agreement, which provided for an annual salary of $70,000 per year and such bonus as determined by the Board of Directors. In determining the salary and bonus for the Chief Operating Officer, the Board of Directors based its decisions upon the performance of the Company, as well as a review of the performance of the Chief Operating Officer. During 1998, the Company performed substantially below its performance during 1997, and the Board of Directors did not award Mr. Bunting any bonus for 1998. Mr. Bunting did not participate in any decisions by the Board of Directors concerning his compensation. In March 1998, Mr. Bunting's employment as Chief Operating Officer and Executive Vice President terminated and he resigned from the Board of Directors.

      The Company entered into a three-year employment agreement with John C. Snyder II, the Company's then Chief Financial Officer and Vice President, effective April 1997. Mr. Snyder's compensation for 1997 was governed by such agreement, which provided for an annual salary of $70,000 per year and an annual bonus of $50,000. In providing for this salary and bonus for the Chief Financial Officer, the Board of Directors based its decisions upon the market rate of compensation for chief financial officers in similarly situated companies and upon the experience and qualifications of Mr. Snyder. In March 1998, Mr. Snyder's employment as Chief Financial Officer terminated.

      The Company entered into a two-year employment agreement with Stephen Jarrett, effective January 1998, for employment as Vice President of Business Development with automatic renewals for successive one year periods, unless either party gives notice otherwise. Under the agreement, Mr. Jarrett will receive a salary of $120,000 per year and incentive bonuses/commissions based on quantity purchase criteria. The repricing of the exercise price for 50,000 of Mr. Jarrett's options on October 14, 1999 from $4.375 to $1.00 was intended to provide an appropriate incentive to Mr. Jarrett, because the Board of Directors believed his salary was below the comparable industry level.

      The Company believes that equity ownership by executive officers provides incentive to build stockholder value and aligns the interests of executive officers with the interests of stockholders. Upon the hiring of executive officers and other key employees, the Board of Directors will typically recommend stock option grants to those persons under the Company's stock option plans, subject to applicable vesting periods. Thereafter, the Board of Directors will consider awarding grants on a periodic basis. The Board of Directors believes that these additional grants will provide an incentive for executive officers to remain with the Company. Generally, options will be granted at the market price of the common stock on the date of grant and, consequently, will have value only if the price of the common stock increases over the exercise price. In determining the size of the periodic grants, the Board of Directors will consider various factors, including the amount of any prior option grants, the executive's or employee's performance during the current fiscal year and his or her expected contributions during the succeeding fiscal year.

      Section 162(m) of the Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. However, compensation which qualifies as "performance-based" is excluded from the $1 million limit if, among other requirements, the compensation is payable upon attainment of pre-established, objective performance goals under a plan approved by the stockholders.

      The compensation paid to the Company's executive officers for the year ended December 31, 1998 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the compensation to be paid to the Company's executive officers for 1999 will exceed that limit. Because it is very unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1 million limit, the Board of Directors has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Board of Directors will continue to monitor the compensation levels potentially payable under the Company's cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, the Company's compensation philosophy and the Company's best interests.

      The foregoing report on executive compensation is provided by the Board of Directors: Ben Neman, John Swinehart, Vinay Sharma, Stephen Jarrett, J. Sherman Henderson and Mark M. Laisure.

PERFORMANCE GRAPH
-----------------

      The chart below sets forth a line graph comparing the performance of the Company's common stock against Nasdaq Market Index and the Media General Financial Service's Electronics Wholesale Index ("MG Group Index") for the period from December 18, 1996 (the date on which the market price of the Company's shares was first quoted by the Nasdaq SmallCap Market following the Company's initial public offering) through December 31, 1998. The indices assume that the value of an investment in the Company's common stock and each index was 100 on December 18, 1996 and that dividends, if any, were reinvested.

                               [GRAPHIC OMITTED]


                            12/18/96      12/31/96      12/31/97      12/31/98
--------------------------------------------------------------------------------
   Intellicell Corp.          100.00        111.32         75.47         45.28
--------------------------------------------------------------------------------
   MG Group Index             100.00        100.00        108.94         89.74
--------------------------------------------------------------------------------
   Nasdaq Market Index        100.00        100.00        122.32        172.52
--------------------------------------------------------------------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 26, 1999, by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding common stock; (ii) each named executive officer;
(iii) each of the Company's directors; and (iv) all executive officers and directors of the Company as a group.


                                                  Amount and
                                                  Nature of
                                                  Beneficial       Percent of
   Name and Address(1)                            Ownership        Ownership(10)
-------------------------------------------     ----------------   ------------
Ben Neman...................................      1,816,764(2)         26.2%
John Swinehart...............................       200,000(3)          2.8%
Stephen Jarrett.............................         16,667(4)          0.2%
Vinay Sharma................................        100,000(5)          1.4%
J. Sherman Henderson........................        120,000(6)          1.7%
Mark M. Laisure.............................        200,000(7)          2.8%
Paul Skjodt.................................      1,116,667(8)         15.7%
All executive officers and directors
 as a group (9 persons).....................      2,453,431(9)         31.7%


-----------
(1) Unless otherwise indicated, the address of each stockholder is c/o the Company at 9314 Eton Avenue, Chatsworth, California 91311.

(2) Includes 217,000 shares of outstanding common stock, which are transferable to Meir Abramov (Vice President of the Company), upon the exercise of stock options granted to Mr. Abramov by Mr. Neman. Includes 8,000 shares issuable upon the exercise of currently exercisable stock options, and excludes 4,000 shares issuable upon the exercise of stock options, which will not be exercisable within 60 days of March 26, 1999.

(3) Includes 200,000 shares issuable upon the exercise of currently exercisable stock options.

(4) Includes 16,667 shares issuable upon the exercise of currently exercisable stock options, and excludes 83,333 shares issuable upon the exercise of stock options, which will not be exercisable within 60 days of March 26, 1999.

(5) Includes 100,000 shares issuable upon the exercise of currently exercisable stock options.

(6) Includes 100,000 shares issuable upon the exercise of currently exercisable stock options, and excludes 10,000 shares issuable upon the exercise of warrants, which will not be exercisable within 60 days of March 26, 1999. Mr. Henderson's address is 9931 Corporate Campus Drive, Louisville, Kentucky 40223.

(7) Includes 200,000 shares issuable upon the exercise of currently exercisable stock options.

(8) Includes 200,000 shares issuable upon the exercise of currently exercisable stock options. Mr. Skjodt's address is 25 West 9th Street, Indianapolis, Indiana 96204.

(9) Includes 824,667 shares issuable upon the exercise of currently exercisable options and warrants, and excludes 297,333 shares issuable upon the exercise of stock options and warrants, which will not be exercisable within 60 days of March 26, 1999.

(10) Based on 6,915,902 shares of common stock outstanding on March 26, 1999. Shares issuable pursuant to currently exercisable stock options or warrants are added to the number of outstanding shares for the purpose of calculating each individual's percentage of ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      Vinay Sharma, a director of the Company, is a partner with the law firm Sharma & Herron, one of the Company's attorneys. The Company paid the firm approximately $28,518 during the year ended December 31, 1998, for legal services rendered. In March 1998, options to purchase an aggregate of 100,000 shares of common stock at $3.81 per share were granted to Mr. Sharma under the 1998 stock option plan and later repriced to $1.00 per share. At the time, options to purchase 50,000 shares of common stock (3,000 shares at $5.00 granted in 1996, and 47,000 shares at $8.25 granted in 1997) under the 1996 stock option plan were canceled.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTELLICELL CORP

Dated: April 29, 1999

                                         By: /s/ MICHAEL HEDGE
                                         ----------------------------
                                         Michael Hedge
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ MICHAEL HEDGE          Chief Executive Officer, Director     April 29, 1999
-----------------------
Michael Hedge

/s/ JOHN SWINEHART        Chief Operating Officer and           April 29, 1999
----------------------    Chairman of the Board
John Swinehart

/s/ STEPHEN R. JARRETT    Director                              April 29, 1999
----------------------
Stephen R. Jarrett

/s/ DAVID M. KANE         Chief Financial Officer (Principal    April 29, 1999
---------------------     Financial and Accounting Officer)
David M. Kane


                          Director
------------------------
J. Sherman Henderson

/s/ VINAY SHARMA          Director                              April 29, 1999
----------------------
Vinay Sharma

/s/ MARK M. LAISURE       Director                              April 29, 1999
----------------------
Mark M. Laisure