Form 10-Q
period 1999-03-31
INTELLICELL CORP
filed 1999-05-17
CIK 1025557

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of April 29, 1999 there were 6,914,893 shares of the Registrant's Common Stock outstanding.



                                 Page

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                INTELLICELL CORP.
                                 BALANCE SHEETS

                                                                         December 31,            March 31,
                                                                            1998                   1999
                                                                   ------------------------ --------------------
                                                                                                (Unaudited)
ASSETS
Current Assets:
Cash                                                                      $      362,000        $     1,495,000
Accounts receivable, net of allowance for doubtful
 accounts of $251,000 and $367,000                                             2,155,000              2,567,000
Inventories, net of reserves of $592,000 and $420,000                            837,000                518,000
Notes receivable, net of allowance for doubtful
 notes of $1,521,000 and $662,000                                                      -                      -
Deposits for purchase of inventory                                               254,000                170,000
Prepaid expenses and other current assets                                        211,000                473,000
                                                                   ------------------------ --------------------
 Total current assets                                                          3,819,000              5,223,000

Property and equipment, net of accumulated
  depreciation of $242,000 and $283,000                                          359,000                340,000

                                                                   ------------------------ --------------------
  Total assets                                                           $     4,178,000        $     5,563,000
                                                                   ------------------------ --------------------
                                                                   ------------------------ --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts Payable                                                         $     1,150,000        $     2,027,000
Accrued Expenses                                                                 179,000                181,000
                                                                   ------------------------ --------------------
                                                                               1,329,000              2,208,000

Commitments and contingencies                                                          -                      -

Stockholders' equity
Preferred stock -$.01 par value, 1,000,000 shares
  authorized and none issued
Common stock -$.01 par value, 15,000,000 shares
  authorized 4,415,902  and 6,914,893 shares
  issued and outstanding                                                          59,000                 69,000
Additional paid-in capital                                                    11,379,000             12,368,000
Accumulated deficit                                                          (8,589,000)            (9,082,000)
                                                                   ------------------------ --------------------
                                                                   ------------------------ --------------------

   Total stockholders' equity                                                  2,849,000              3,355,000
                                                                   ------------------------ --------------------

   Total liabilities and stockholders' equity                            $     4,178,000        $     5,563,000
                                                                   ------------------------ --------------------
                                                                   ------------------------ --------------------

                 See accompanying notes to financial statements

                                    Page

                                INTELLICELL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        For the Three Months Ended
                                                                                March 31,
                                                                           1998               1999
                                                                    -----------------  ----------------
Net sales                                                               $  9,931,000      $  6,666,000

Cost of sales                                                              9,557,000         6,201,000
                                                                    -----------------  ----------------

Gross profit                                                                 374,000           465,000

Selling, general and administrative expenses                               1,477,000           953,000

                                                                    -----------------  ----------------


Loss from operations                                                     (1,103,000)         (488,000)

Other income (expense):

   Interest expense                                                         (84,000)               -


   Other Income (expense)                                                     12,000           (5,000)
                                                                    -----------------  ----------------


Loss before income tax expense                                           (1,175,000)         (493,000)


Income tax expense                                                                 -                 -
                                                                    -----------------  ----------------

Net loss                                                               $ (1,175,000)      $  (493,000)
                                                                    -----------------  ----------------
                                                                    -----------------  ----------------

Basic loss per share                                                     $    (0.27)       $    (0.08)
                                                                    -----------------  ----------------
                                                                    -----------------  ----------------

Diluted loss per share                                                   $    (0.27)       $    (0.08)
                                                                    -----------------  ----------------
                                                                    -----------------  ----------------

Weighted average number of common shares outstanding                       4,415,902         6,093,500
                                                                    -----------------  ----------------
                                                                    -----------------  ----------------




                  See accompanying notes to financial statement

                                      Page

                                INTELLICELL CORP.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                        -----------------------------------------
                                                                                 1998                  1999
                                                                        ----------------------  -----------------
Cash flows from operating activities:
Net loss                                                                       $  (1,175,000)        $   (493,000)
Adjustments to reconcile net loss to net cash
   Provided by operating activities
Depreciation and amortization                                                          47,000               47,000
Non cash compensation expense                                                          67,000                    -
Provision for doubtful accounts receivable                                             18,000            (116,000)
Provision for inventory reserves                                                      123,000            (172,000)
Provision for doubtful notes receivable                                              (60,000)                    -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                        2,234,000            (296,000)
  Decrease in inventories                                                           1,269,000              147,000
  Decrease in deposits for purchases of inventory                                     269,000               84,000
  (Increase) decrease  in  prepaid  expenses and other  current assets                204,000            (262,000)
  Increase (decrease) in accounts payable and accrued expenses                    (1,818,000)              877,000
                                                                        ----------------------  -------------------
Net cash provided by operating activities                                           1,178,000              156,000
                                                                        ----------------------  -------------------

Cash flows from investing activities:
   Repayment of notes receivable                                                      310,000                    -
   Acquisition of fixed assets                                                      (259,000)             (22,000)
                                                                        ----------------------  -------------------
Net cash provided by investing activities                                              51,000             (22,000)
                                                                        ----------------------  -------------------

Cash flows from financing activities:
  Bank overdraft (payments)                                                         (250,000)                    -
  Deferred financing costs                                                          (109,000)                    -
  Advances under credit facility                                                   14,324,000                    -
  Repayment under credit facility                                                (14,841,000)                    -
  Proceeds for the sale of common stock                                                     -              999,000
                                                                        ----------------------  -------------------
Net cash provided by (used in) financing activities                                 (876,000)              999,000
                                                                        ----------------------  -------------------

Net increase in cash                                                                  353,000            1,133,000
Cash - beginning of period                                                                  -              362,000
                                                                        ----------------------  -------------------

Cash - end of period                                                             $    353,000         $  1,495,000
                                                                        ----------------------  -------------------
                                                                        ----------------------  -------------------

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:

       Interest                                                                   $    84,000           $        -
       Income taxes                                                                $       -            $        -



                 See accompanying notes to financial statements

                                   Page

                                INTELLICELL CORP.
                          Notes to Financial Statements
                                   (Unaudited)

1. COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions set forth in the Securities and Exchange Commission's regulations. In the opinion of Management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial statements of Intellicell Corp. (the "Company") for the periods presented. The accompanying financial information should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K, for the year ended December 31, 1998. Footnote disclosures that substantially duplicate those in the Company's Form 10-K. including significant accounting policies, have been omitted. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

In November 1998, the Company consummated a private placement (the "Offering") with an investor group (the "Investor Group"). In conjunction with the Offering, the Company issued $1,500,000 of unsecured, subordinated convertible notes bearing interest of 2% per annum (the "Notes"). The Notes were convertible, at the option of the Company and upon ratification of the Offering by the Company's shareholders, into 1,500,000 units (the "Units") and the Notes were so converted on December 30, 1998. Each Unit consists of one common share plus one warrant to purchase two-thirds of a share of common stock at an exercise price of $1 per share, or a total of 1,500,000 million shares and warrants to purchase 1,000,000 shares (the "Offering Warrants").

In March 1999, the Investor Group exercised, in full, the Offering Warrants. A total of 600,000 options were issued pursuant to the terms of the Offering to a finder and the Company's new interim Chief Executive Officer and a new director and upon exercise of the Offering Warrants, these 600,000 options became fully vested.

In February 1999, the Company entered into employment contracts with two new employees. The three-year agreements call for annual compensation of no less than $120,000 and $150,000, respectively, and a one-time signing bonus of $35,000 for one of these employees, together with bonuses in the form of cash or options to purchase common stock and compensation adjustments as deemed appropriate by the Board of Directors. In addition, these employees received options to purchase 50,000 and 100,000 shares of common stock, respectively, at the commencement of their employment. The Company also provided a loan to one employee for $120,000. This short term loan bearing interest at 7% per annum is secured by marketable securities held by the employee and is accounted for on the accompanying balance sheet as other assets.

3. SUBSEQUENT EVENTS
On April 21, 1999, the Company and Ben Neman, its founder, President and Chairman of the Board entered into an agreement whereby Mr. Neman resigned as the Company's Chairman of

                                 Page
the Board and President, effective April 21, 1999. The parties terminated Mr. Neman's existing employment agreement, the Company paid Mr. Neman $250,000 upon signing of the termination agreement, and the Company will make 24 monthly payments to Mr. Neman of $14,583, with the first payment commencing on May 1, 1999. These monthly payments will be accelerated in the event the Company fails to comply with any of the provisions of the agreement or if the parties are unable to complete a private sale by Mr. Neman of 146,264 of his shares of the Company's common stock held by Mr. Neman by approximately May 11, 1999. The termination agreement also provides for certain limitations on Mr. Neman's public sales of the balance of his shares of the Company's common stock.

On April 30, 1999, Mr. Stephen Jarrett resigned as an Executive Vice President and from the Board of Directors. The parties terminated Mr. Jarrett's employment agreement, and the Company paid Mr. Jarrett $68,750 upon signing of the termination agreement. The Company also agreed to accelerate vesting of Mr. Jarrett's options to purchase 100,000 shares of the Company's common stock, which Mr. Jarrett immediately exercised for $68,750. The Company will be required to lend $30,000 to Mr. Jarrett, with the loan to be secured by his common stock. This loan will not bear interest and will be payable in May 2000. The parties further agreed to certain limitations on Mr. Jarrett's sales of his shares of the Company's common stock.

On April 27, 1999, the Company's Board of Directors appointed Michael Hedge to be the Company's Chief Executive Officer and President and a member of the Board of Directors and appointed John Swinehart to be the Company's Chairman of the Board and Chief Operating Officer.

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

COMPARISON OF OPERATIONS

Net sales for the three months ended March 31, 1999 decreased $3,265,000, or 32.9%, from the comparable period of the prior year. The decrease in sales is the result of a reduced sales force in 1999 and the Company's recent inability to procure digital products or to purchase products when available because of decreased working capital borrowing capabilities from lenders and vendors, resulting in both volume and per unit price decreases.

Gross profit increased by $91,000, or 24.3%, for the three months ended March 31, 1999, from

                                 Page
the prior comparable period. As a percentage of sales, gross profit for the three months ended March 31, 1999 was 7.0% compared to 3.8% for the three months ended March 31, 1998. The increased gross profit is reflective of increased demand for digital product. During the first quarter of 1998, the Company's inventory and sources of supply were predominately analog causing the Company to experience significant gross margin deterioration as demand for analog product declined. Starting in the most recent two quarters, the Company has made an effort to change its phone handset inventory and related accessories to digital based product and, as a result, the gross profit deterioration has been eliminated. The current inventory is balanced between diminishing analog phone sales and growing digital phone sales.

Selling, general and administrative expenses decreased by 524,000, or 35.5%, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in these expenses from those of the comparable period of the prior fiscal year was due primarily to lower payroll and related payroll costs as a result of the Company's cost-cutting efforts, together with moving costs in 1998 for the Company's new facilities in Chatsworth and non-cash expenses such as stock options grants to non-employees in 1998.

For the three months ended March 31, 1999, the Company incurred a loss from operations of $488,000 and a net loss of $493,000, compared to a loss from operations and net loss of $1,103,000 and $1,175,000, respectively, for the comparable period in 1998.

CHANGES IN FINANCIAL CONDITION

For the three months ending March 31, 1999, the Company incurred significant losses. The Company believes that these losses are primarily attributable to the growth in the number of major domestic carriers who have chosen to procure digital phones directly from manufacturers and have utilized other distributors for logistic services such as inventory management, product fulfillment and activities for end users. This change in distribution paradigm has greatly impacted the Company's ability to procure digital product. Therefore, the Company believes that reduced sales were caused by market conditions. Digital product, when available, is mainly available on a prepaid basis.

Total assets at March 31, 1999 increased by $1,385,000, or 33.1% from December 31, 1998, primarily as a result of a $412,000, or 19.1%, increase in accounts receivable and a $1,133,000, or 313.0%, increase in cash, offset by decreased levels of inventory of $319,000, or 38.1%. The increase in accounts receivable is the result of increased sales for the three months ending March 31, 1999 versus the three months ending December 31, 1998. The increased level of cash is the result of an exercise of approximately $999,000 of warrants in the Company's recent private placement. The decreased levels of inventory is the result of lower purchases by the Company of product, reflecting the reduced demand for the Company's products and the Company's inability to procure significant amounts of digital cellular phone product.

Net assets of the Company increased by $506,000, or 17.8%, from December 31, 1998, reflecting the influx of capital from the exercise of warrants in March 1999, net of losses for the three months ended March 31, 1999.

At March 31, 1999 the Company had a deferred tax asset of $3,592,000, representing the future


                                 Page
benefit of net operating losses and timing differences and has established a valuation allowance of an equal amount reflecting current assessment of realizability.

Total liabilities increased by $879,000, or 66.1%, from December 31, 1998 to March 31, 1999. This increase consisted primarily of an increase of $877,000 in accounts payable and was associated with increased levels of business activity, including purchases of inventory during the three months ending March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable, as well as recent operating losses. The Company has satisfied its working capital requirements principally through the issuance of equity securities and borrowings. Working capital at March 31, 1998 was $3,015,000, compared to working capital of $2,490,000 at December 31, 1998. This increase in working capital reflects the funds raised from the exercise of warrants, offset by the losses sustained by the Company subsequent to December 31, 1998.

Net cash provided by operating activities was $156,000 for three months ended March 31, 1999 as compared to $1,178,000 for the three months ended March 31, 1998. The cash provided by operating activities for the three months ended March 31, 1999 was primarily the result of a increase in accounts payable, decrease in inventory reserves and decreased levels of inventory and deposits for inventory offset by an increase in accounts receivable and prepaid expenses. Net cash used by investing activities for the three months ended March 31, 1999 was $22,000 as compared to $259,000 for the three months ended March 31, 1998. Net cash used by investing activities for the three months ended March 31, 1999 was the result of purchase of fixed assets. For the three months ended March 31, 1998, net cash provided by financing activities totaled $999,000, which was the result of warrants issued pursuant to the Company's private placement in November 1998 being exercised in March 1999.

The Company has incurred significant losses, which have materially, adversely impacted its cash flow and liquidity. The Company currently does not have a credit facility or available credit through many of its vendors to be able to maintain or expand the current level of its operations. The Company has entered into negotiations to secure financing. One such lender has issued the Company a letter of intent to enter into a credit agreement providing maximum borrowings of up to $5,000,000 (depending upon the amounts of eligible inventory and accounts receivables.) The letter of intent is subject to certain conditions, and there can be no assurance that the lender will ultimately enter into a formal credit agreement with the Company.

As of September 30, 1998 the Company's tangible net worth was less than Nasdaq's minimum continued listing requirement of $2,000,000. In January 1999, the Company was notified by Nasdaq that its staff had determined that the Company had failed to meet the requirements for continued listing by Nasdaq. However, in March 1999, Nasdaq advised the Company that is was in compliance with all of Nasdaq's requirements for continued listing.

The Company believes it will require additional working capital to support its current operations


                                 Page
and to expand the level of those operations as part of a strategy to generate operating profits. Although the Company believes its working capital is sufficient to maintain its current level of operations for at least the next twelve months, should the Company be unable to procure a line of credit or other debt or equity financing it will not have adequate working capital for the Company to meet its objectives, including an expansion of its level of operations.

YEAR 2000 UPDATE

Overview and Background

The Company has completed most of the elements of a project (the Project) that addressed the Year 2000 readiness of its information technology as well as its non-information technology systems (e.g., alarm systems, office machines, etc.) which have embedded technology (collectively referred to as Systems). Additionally, the Project includes assessment of the Year 2000 readiness of the Company's significant suppliers and customers, which is the only major element of the Project not yet completed.

Status of the Project

The Project is divided into four separate phases - Planning and Awareness, Inventory, Assessment and Renovation.

The Planning and Awareness phase began in November 1998 and was completed in March 1999. This phase included: (I) development and approval of the Project charter, (ii) formation of a Project management team to carry out the Project charter, (iii) identification and assessment of overall Project risks and
(iv) development of a Project budget.

In February 1999, the Company implemented the Inventory phase of the Project, which involves: (i) identification of significant Systems to be assessed and
(ii) identification of all significant suppliers and customers. Because the Company does not believe that its customers' Year 2000 compliance issues will have a significant impact on the Company, the Company plans on conducting informal conversations about Year 2000 issues with its customers. This phase is expected to be completed in June 1999.

The Assessment phase began in March 1999 and is expected to be completed in June 1999. This phase involves (i) contacting vendors of significant Systems to assess the Year 2000 readiness of those Systems, (ii) testing of the assertions made by significant Systems vendors, (iii) contacting significant suppliers, customers and wireless network operators in order to ascertain their state of Year 2000 readiness, (iv) assessment of assertions made by significant suppliers and customers, (v) determination of the extent to which renovation will be required to insure Year 2000 readiness and (vi) development of contingency plans to the extent considered necessary.

Once the Assessment phase is completed for each System, the Renovation phase will commence for those Systems identified as not Year 2000 compliant. The Renovation phase is substantially completed, with final completion schedule for June 1999. The activities that have been and will be performed during Renovation include (i) repairing, replacing or reprogramming all significant

                                 Page

Systems that do not comply with Year 2000 readiness, (ii) testing and validation of renovated Systems and (iii) establishment and completion of action plans to address any Year 2000 issues with significant customers and suppliers.

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

Risks and Contingencies

The Company believes that the Project will meets its Year 2000 objectives in a timely manner. The Company has completed most of the significant portions of the Project. The ability of suppliers and customers with which the Company transacts to timely convert their systems to be Year 2000 compliant is uncertain. Lastly, disruptions in the economy generally resulting from Year 2000 issues could also have an adverse affect on the Company's operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position.

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


                                 Page

PART II - OTHER INFORMATION

ITEM 2. CHANGE IN SECURITES AND USE OF PROCEEDS
On March 15, 1999, warrants to purchase 998,991 shares of common stock with an exercise price of $1 per share were exercised yielding $998,991 to the Company. The warrants were to expire on December 31, 2001. The warrants were issued in connection with the conversion in December 1998 of $1,500,000 principal amount of three-year unsecured and subordinated convertible notes that were sold to a group of seven accredited individual investors in November 1998. On December 31, 1998, the Company exercised its option to convert all of the foregoing notes into a total of 1,500,000 shares of common stock and the foregoing warrants to purchase a total of 1,000,000 shares of common stock at an exercise price of $1 per share. The issuance of common stock upon exercise of the foregoing warrants was made in reliance upon the exemption from registration set forth in section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K.

(a)Exhibits

      Exhibit 27        Financial Data Schedule
      Exhibit 10.22     Agreement regarding termination of employment for
                        B. Neman
      Exhibit 10.23 Amendment to Agreement regarding termination of employment for Ben Neman

(b) Reports on Form 8-K
      February 8, 1999 - regarding Item 5.








                                 Page

Pursuant to the requirements of the Securities Exchange Act of 1934, Intellicell Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intellicell Corp.

By: /s/ David M. Kane                                Dated:  May 14, 1999
------------------------------------
David M. Kane
Chief Financial Officer
(and duly authorized officer)

















                                 Page