Form 10-K/A
period 1998-12-31
INTELLICELL CORP
filed 1999-08-04
CIK 1025557

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                FORM 10-K/A No. 2

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

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected financial data are derived from the Financial Statements of the Company which have been audited by Hollander, Lumer & Co. LLP for the years ended December 31, 1996, 1997 and 1998. Such selected financial data should be read in conjunction with the Company's financial statements and related notes set forth herein commencing on page F-1.

STATEMENT OF OPERATIONS DATA:

                 (in thousands, except share and per share data)
                             Year ended December 31,

                                  1994             1995              1996             1997              1998
                                 ------           ------            ------           ------            ------
Net Sales                    $    56,447         $  69,850      $    81,225       $    81,401           27,787

Cost of sales                     54,402            67,485           77,555            77,862           26,152

Gross profit                       2,045             2,365            3,670             3,539            1,635

Selling, general and
   administrative
   expenses                        1,505             1,877            2,747             7,630            4,167

Non-recurring legal,
   auditing and
   professional fees                  --                --               --             1,300               --

Income (loss) from operations        540               488              923            (5,391)          (2,532)

Other income (expense)              (103)              (86)            (392)             (391)            (237)

Income (loss) before income
   tax expense (benefit)             437               402              531            (5,782)          (2,769)

Income tax expense
   (benefit)                          --                --             (308)              334               --

Net (loss) Income
   - historical              $       437         $     402      $       839       $     (6,116)       $ (2,769)

Pro forma net income
   (loss)(1)                 $       257         $     236      $       315       $    (6,116)        $ (2,769)

Pro forma net income
   (loss) per share
   (basic and diluted)(2)    $      0.13         $    0.12      $      0.15       $     (1.37)        $  (0.63)

Weighted average number of
   common shares
   outstanding (basic)         2,030,000         2,030,000        2,113,674         4,451,182        4,415,902

Weighted average number of
   common shares
   outstanding (diluted)       2,030,000         2,030,000        2,114,641         4,451,182        4,415,902

BALANCE SHEET DATA:

                                 (in thousands)
                               As of December 31,

                            1994         1995          1996         1997          1998
                           ------       ------        ------       ------        ------
Working capital
   (deficiency)            $  (175)     $  (243)    $  8,432      $  3,596     $  2,490

Total assets                 7,250        8,604       16,025        11,414        4,178

Short-term debt                445        2,490           --         3,402           --

Total liabilities            7,392        8,590        7,216         7,381        1,329

Stockholders' equity
   (capital deficiency)       (142)          14        8,809         4,033        2,849

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements appear in a separate section of this report as pages F-1 through F-30 following Part IV. The unaudited Quarterly Results of Operations are as follows (in thousands except per share data):

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

       The Company engaged its current auditors, Hollander, Lumer & Co. LLP, that audited the Company's financial statements for the year ended December 31, 1998, to re-audit the Company's financial statements for the years ended December 31, 1997 and 1996.

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

      The following table sets forth information concerning the value of unexercised stock options held by the named executive officers as of December 31, 1998:


                             Aggregated Fiscal Year-End Option Values
                             ----------------------------------------

                          Number of Securities
                         Underlying Unexercised         Value of Unexercised
                                Options                In-the-Money Options At
                       Held At Fiscal Year-End(#)      Fiscal Year-End ($) (1)
                       ---------------------------   ---------------------------
Name                   Exercisable   Unexercisable   Exercisable   Unexercisable
-----                  -----------   -------------   -----------   -------------
Ben Neman                 8,000          4,000              $0              $0
John Swinehart          200,000              0        $400,000              $0
Stephen Jarrett          16,667         83,333              $0        $231,250

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

                                     PART IV

ITEM. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The Financial Statements are filed as a part of this report as pages F-1 through F-30 following the signature page.

(a)(2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying accounts page F-30

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

10.4    1998 Stock Option Plan (5)

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



10.7 Lease Agreement between the Company and Northpark Industrial, dated December 22, 1997 (4)

10.8    Lease Agreement between the Company and AMB Industrial Income
        Fund, Inc., dated July 18, 1997 (4)

10.9    Loan and Security Agreement, dated January 12, 1998, by and between the Registrant and BankAmerica Business Credit Inc.
        (4)

10.10 Form of Amendment to Loan and Security Agreement referred to in Exhibit 10.9 (4)

10.11   Amendment No. 3. to Loan and Security Agreement referred to in Exhibit
        10.9 (5)

10.12   Amendment No.4 to Loan and Security Agreement referred to in Exhibit
        10.9 (5)

10.13   Amendment No. 5 to Loan and Security Agreement referred to in Exhibit
        10.9 (5)

10.14   Termination Agreement and Mutual General Release to Loan and Security
        Agreement referred to in Exhibit 10.9 (5)

10.15   Redeemable Warrant to Purchase Common Stock dated November 19, 1998 between the Registrant and members of the Investor Group. (5)

10.16   Employment Agreement between the Registrant and Ben Neman, dated
        November 25, 1998. (5)

10.17 Assignment of lease to Cellular Wholesalers, Inc of Lease Agreement referred to in Exhibit 10.8 (5)

10.18   Employment Agreement between the Registrant and Michael King, dated
        January 8, 1999. (5)

10.19   Employment Agreement between the Registrant and Michael Hedge, dated
        January 29, 1999. (5)

10.20   Registration Rights Agreement dated November 19, 1998 between the
        Registrant and the Investor Group. (5)

10.21   Subordinated Convertible Note dated November 19, 1998 between the
        Registrant and members of the Investor Group in the Company's November
        1998 private placement. (5)

27.     Financial Data Schedule (5)

-------------------

(1) Incorporated by reference to Registrant's Form S-1 Registration Statement filed with the Commission on November 4, 1996.

(2) Incorporated by reference to Registrants Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on December 9, 1996.

(3) Incorporated by reference to Registrant's Form 8-A Registration Statement filed with the Commission on December 5, 1997.

(4) Incorporated by reference to Registrant's Form 10-K filed with the Commission on April 15, 1998.

(5) Incorporated by reference to Registrant's Form 10-K filed with the Commission on March 30, 1999.

(b)      Reports on Form 8-K:

         No report on Form 8-K were filed during the last quarter of fiscal 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 2 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTELLICELL CORP

Dated: August 4, 1999

                                         By: /s/ MICHAEL HEDGE
                                         ----------------------------
                                         Michael Hedge
                                         Chief Executive Officer

                                INTELLICELL CORP.

                                                            Financial Statements
                                    Years Ended December 31, 1996, 1997 and 1998

                                INTELLICELL CORP.

                          Index to Financial Statements

Report of Independent Auditors                                              F-3

Balance sheets as of December 31, 1997 and 1998                             F-4

Statements of operations for the years ended December 31,
      1996, 1997 and 1998                                                   F-6

Statements of changes in stockholders' equity
      for the years ended December 31, 1996, 1997 and 1998                  F-7

Statements of cash flows for the years ended December 31,
      1996, 1997 and 1998                                                   F-8

Notes to financial statements                                              F-10

Schedule II - Valuation and qualifying accounts                            F-30

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Intellicell Corp.
Chatsworth, California

       We have audited the accompanying balance sheets of Intellicell Corp. as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the financial statement schedule listed in the accompanying Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellicell Corp. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                       HOLLANDER, LUMER & CO. LLP

Los Angeles, California
May 14, 1999

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

On December 30, 1998, the stockholders of the Company ratified the Offering and as a result, the notes were converted into 1,500,000 shares of common stock and the warrants described above were issued. On March 15, 1999, the warrant holders exercised the warrants.

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