Form 10-Q
period 1999-06-30
INTELLICELL CORP
filed 1999-08-16
CIK 1025557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM_________ TO___________

                         COMMISSION FILE NUMBER 1-12571

                                INTELLICELL CORP.

                   Delaware                              95-4467726
(State of incorporation or organization)       (IRS Employer Identification No.)

9314 Eton Ave., Chatsworth, California                   91311
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (818) 709-2300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

As of August 13, 1999 there were 7,014,893 shares of the registrant's Common Stock outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                INTELLICELL CORP.
                                 BALANCE SHEETS

                                                                 June 30,              December 31,
                                                                   1999                   1998
                                                                ------------           ------------
                                                                (unaudited)
ASSETS
Current Assets:
Cash                                                           $  1,593,000           $    362,000
Accounts receivable, net of allowance for doubtful
 accounts of $174,000 and $251,000                                3,194,000              2,155,000
Inventories, net of reserves of $371,000 and $592,000             1,124,000                837,000
Notes receivable, net of allowance for doubtful
 notes of $662,000 and $1,521,000                                      --                     --
Deposits for purchase of inventory                                   84,000                254,000
Prepaid expenses and other current assets                           391,000                211,000
                                                               ------------           ------------
 Total current assets                                             6,386,000              3,819,000

Property and equipment, net of accumulated
 depreciation of $325,000 and $242,000                              395,000                359,000
Other assets                                                        166,000                   --
                                                               ------------           ------------
  Total assets                                                 $  6,947,000           $  4,178,000
                                                               ------------           ------------
                                                               ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                                                  2,810,000              1,150,000
Revolving credit facility                                         1,376,000                   --
Accrued expenses                                                    467,000                179,000
                                                               ------------           ------------
  Total current liabilities                                       4,653,000              1,329,000
                                                               ------------           ------------
Commitments and contingencies                                          --                     --

Stockholders' equity
Preferred stock -$.01 par value, 1,000,000 shares
  authorized and none issued
Common stock -$.01 par value, 15,000,000 shares
  authorized 7,014,893 and 5,915,902 shares
  issued and outstanding                                             69,000                 59,000
Additional paid-in capital                                       12,987,000             11,379,000
Accumulated deficit                                             (10,762,000)            (8,589,000)
                                                               ------------           ------------
   Total stockholders' equity                                     2,294,000              2,849,000
                                                               ------------           ------------
   Total liabilities and stockholders' equity                  $  6,947,000           $  4,178,000
                                                               ------------           ------------
                                                               ------------           ------------


                 See accompanying notes to financial statements

                                INTELLICELL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For the Six Months Ended
                                                                            June 30,
                                                              -----------------------------------
                                                                  1999                    1998
                                                              ------------           ------------
Net sales                                                     $ 14,219,000           $ 18,616,000
Cost of sales                                                   13,397,000             17,593,000
                                                              ------------           ------------
Gross profit                                                       822,000              1,023,000

Selling, general and administrative expenses                     1,760,000              2,564,000
Severance expenses                                                 668,000                   --
Non-cash severance expenses                                        551,000                   --
                                                              ------------           ------------
                                                                 2,979,000              2,564,000
Loss from operations                                            (2,157,000)            (1,541,000)

Other income (expense):
   Interest expense                                                (23,000)              (163,000)
   Other Income (expense)                                            6,000                (33,000)
                                                              ------------           ------------
Loss before income tax benefits                                 (2,174,000)            (1,737,000)

Income tax benefits                                                   --                     --
                                                              ------------           ------------
Net loss                                                      $ (2,174,000)          $ (1,737,000)
                                                              ------------           ------------
                                                              ------------           ------------

Basic loss per share                                          $      (0.33)          $      (0.39)
                                                              ------------           ------------
                                                              ------------           ------------

Diluted loss per share                                        $      (0.33)          $      (0.39)
                                                              ------------           ------------
                                                              ------------           ------------

Weighted average number of common shares outstanding             6,543,636              4,415,902
                                                              ------------           ------------
                                                              ------------           ------------


                 See accompanying notes to financial statements

                                INTELLICELL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   For the Three Months Ended
                                                                            June 30,
                                                              ----------------------------------
                                                                  1999                  1998
                                                              ------------          ------------
Net sales                                                     $ 7,553,000           $ 8,685,000

Cost of sales                                                   7,196,000             8,036,000
                                                              -----------           -----------

Gross profit                                                      357,000               649,000

Selling, general and administrative expenses                      807,000             1,087,000
Severance expenses                                                668,000
Non-cash severance expenses                                       551,000                  --
                                                              -----------           -----------
                                                                2,026,000             1,087,000

Loss from operations                                           (1,669,000)             (438,000)

Other income (expense):
   Interest expense                                               (23,000)              (79,000)
   Other Income (expense)                                          11,000               (45,000)
                                                              -----------           -----------
Loss before income tax benefits                                (1,681,000)             (562,000)

Income tax benefits                                                  --                    --
                                                              -----------           -----------

Net loss                                                      $(1,681,000)          $  (562,000)
                                                              -----------           -----------
                                                              -----------           -----------

Basic loss per share                                          $     (0.24)          $     (0.13)
                                                              -----------           -----------
                                                              -----------           -----------

Diluted loss per share                                        $     (0.24)          $     (0.13)
                                                              -----------           -----------
                                                              -----------           -----------

Weighted average number of common shares outstanding            6,948,782             4,415,902
                                                              -----------           -----------
                                                              -----------           -----------


                 See accompanying notes to financial statements

                                INTELLICELL CORP.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                        ----------------------------------
                                                                            1999                  1998
                                                                        ------------          ------------
Cash flows from operating activities:
Net loss                                                                $(2,173,000)          $(1,737,000)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
Depreciation and amortization                                                83,000                71,000
Non Cash Compensation Expense                                               551,000               198,000
Provision for (recovery of) doubtful accounts receivable                    (77,000)              703,000
Provision for (recovery of)  inventory reserves                            (221,000)              323,000
Provision for doubtful notes receivable                                        --                 864,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                               (962,000)            2,949,000
  (Increase) decrease in inventories                                        (66,000)            1,573,000
  (Increase) decrease in deposits for purchases of inventory                170,000              (462,000)
  (Increase) decrease in other receivables                                     --                (710,000)
  (Increase) decrease in prepaid expenses and other current assets         (180,000)              134,000
  (Increase) decrease in other assets                                      (166,000)                 --
  Increase (decrease) in accounts payable and accrued expenses            1,948,000            (1,515,000)
                                                                        ------------          ------------

Net cash provided by (used in) operating activities                      (1,093,000)            2,391,000
                                                                        ------------          ------------

Cash flows from investing activities:
   Acquisition of fixed assets                                             (119,000)             (200,000)
                                                                        ------------          ------------

Net cash provided by investing activities                                  (119,000)             (200,000)
                                                                        ------------          ------------

Cash flows from financing activities:
  Bank overdraft (payments)                                                    --                (250,000)
  Deferred financing costs                                                     --                  (8,000)
  Advances under credit facility                                          3,941,000            (1,863,000)
  Repayments under credit facility                                       (2,565,000)                 --
  Proceeds from the sale of common stock                                  1,067,000                  --
                                                                        ------------          ------------

Net cash provided by (used in) financing activities                       2,443,000            (2,121,000)
                                                                        ------------          ------------

Net increase in cash                                                      1,231,000                70,000
Cash - beginning of period                                                  362,000                  --
                                                                        ------------          ------------
Cash - end of period                                                    $ 1,593,000           $    70,000
                                                                        ------------          ------------
                                                                        ------------          ------------

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

       Interest                                                         $      --             $   163,000
       Income taxes                                                     $      --             $      --

                 See accompanying notes to financial statements

                                INTELLICELL CORP.
                          Notes to Financial Statements
                                   (Unaudited)

1.   COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions set forth in the Securities and Exchange Commission's ("SEC") regulations. In the opinion of Management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial statements of Intellicell Corp. for the periods presented. The accompanying financial information should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998. Footnote disclosures that substantially duplicate those in the Company's Form 10-K, as amended, including significant accounting policies, have been omitted. The results of operations for the three months and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

2.   AGREEMENT TO MERGE WITH CELLULAR WHOLESALERS, INC.

In July 1999, the Company entered into a definitive agreement to merge with Cellular Wholesalers, Inc. ("CWI"), with CWI being merged into a new, wholly owned subsidiary of the Company. Cellular Wholesalers Inc., commonly known as CWI, is a metropolitan Chicago distributor of wireless electronics products, founded in 1987. Under the terms of the merger, CWI's shareholders will receive up to $5,000,000 in cash and 2,250,000 shares of Intellicell common stock (with the amount of cash subject to reduction and the number of shares subject to increase, based on CWI's total stockholders' equity on the closing of the merger). The merger, which is subject to the Company's shareholder approval, certain customary closing conditions and receipt by the Company of certain financing commitments, is expected to be completed in the fourth quarter of this year.

In conjunction with the merger with CWI, the Company engaged Sands Brothers as its financial advisor. In exchange for advisory services on the merger, the Company agreed to pay Sands Brothers approximately $300,000 at the closing. As of June 30, 1999, the Company has paid $50,000 for said services. In addition, the Company engaged Sands Brothers to use its best efforts to raise the $5,500,000 required as a condition to closing the CWI the merger. The Company agreed to pay Sands between 8% (for institutional investors) to 12% (for non-institutional investors) of equity raised. There can be no guarantee that Sands will be successful in its efforts to raise these funds.

3.   CREDIT FACILITY

In May 1999, the Company entered into a revolving line of credit agreement with NationsCredit Commercial Corporation, a subsidiary of BankAmerica. ("NationsCredit") which expires in May 2002, and provides for borrowings of up to a maximum of $5,000,000 based on a maximum of 82% of eligible receivables and the lesser of $1,000,000 or 50% of eligible inventory, as defined. Borrowing under the agreement accrues interest at the prime rate plus 1% per annum. The credit facility is collateralized by substantially all of the assets of the Company. The agreement prohibits the Company from paying dividends or incurring additional indebtedness except for trade indebtedness and, initially, required the Company to maintain a tangible net worth of no less than $2,000,000 during the term of the loan or the accrued interest increases to prime plus 2% per annum. NationsCredit also received warrants to purchase 20,000 shares of the Company's common stock with an exercise price of $4.14 per share.

4.   SEVERANCE AGREEMENTS

In April 1999, the Company and Ben Neman entered into an agreement whereby Mr. Neman agreed to resign as President and Chairman of the Board and to the cancellation of his existing employment agreement. The Company agreed to pay Mr. Neman $250,000 upon signing of the termination agreement and make 24 monthly payments of $14,583 each, with the first payment commencing on May 1, 1999. The agreement also called for the Company to arrange for a private sale of 146,764 of Mr. Neman's shares of the Company's common stock and for certain limitations on Mr. Neman's other sales of the Company's common stock. In May 1999, the Company in connection with Mr. Neman's private sale of the foregoing shares issued to the purchasers of the these shares a warrant to purchase an additional share of common stock for $1.50 for each share purchased from Mr. Neman. The payments made to date and the present value of future payments to Mr. Neman have been recorded as severance expense in the accompanying financial statements. The difference between the market value of the Company's common stock in May 1999 and the exercise price of the warrants issued to the purchasers of Mr. Neman's shares have been recorded as non-cash compensation expense in the accompanying financial statements.

On April 30, 1999, Stephen Jarrett resigned as an Executive Vice President and from the Board of Directors. The parties terminated Mr. Jarrett's employment agreement, and the Company paid Mr. Jarrett $68,750 upon signing of the termination agreement, which is recorded in the accompanying financial statements as severance expense. The Company also agreed to accelerate vesting of Mr. Jarrett's options to purchase 100,000 shares of the Company's common stock, which Mr. Jarrett immediately exercised for $68,750. The Company was required under the termination agreement to lend $30,000 to Mr. Jarrett, with the loan secured by his common stock. This loan will not bear interest and will be payable in May 2000. The parties further agreed to certain limitations on Mr. Jarrett's sales of his shares of the Company's common stock.


5.   MANAGEMENT

On April 27, 1999, the Company's Board of Directors appointed Michael Hedge to be the Company's Chief Executive Officer and President and a member of the Board of Directors and appointed John Swinehart to be the Company's Chairman of the Board and Chief Operating Officer.

6.   COMMITMENT AND CONTINGENCIES

In May 1999, the Company entered into a three-year employment agreement with Mark Fruehan, who will serve as its Executive Vice President of New Business Development. Mr. Fruehan's agreement calls for a one-time signing bonus of $25,000 and an annual salary of $135,000. In addition, Mr. Fruehan was granted incentive stock options to purchase 110,000 shares of the Company's common stock. Of these options, 10,000 will vest after 90 days following Mr. Fruehan's employment. The remaining options vest over three years.

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

CHANGES IN FINANCIAL CONDITION

For the six months and three months ending June 30, 1999, the Company incurred significant losses, and the Company anticipates that it may incur further (although reduced) losses for the balance of 1999. The Company believes that these losses are attributable to its efforts to hire new management, the costs of severance for former management and operating losses from decreased sales while it re-establishes a customer base that purchases wireless phones based on digital technology, as opposed to the former analog technology. New management is seeking to position the Company to develop business opportunities with major manufacturers and network operators while supporting and growing its current business foundation of distribution of wireless handsets to dealers and agents. In late 1997 and 1998, the cellular phone industry shifted from technology based on analog signals to technology based on digital signals. The manufacturers who first produced the digital cellular telephones sold directly to phone carriers, eliminating most distributors, including the Company. In that light, the Company has had to procure product from carriers with excess inventory or other distributors.

In an effort to procure the current state-of-the-art digital product, the Company has purchased its inventory of digital product mostly on a prepaid basis. See "Liquidity and Capital Resources." The Company is in negotiations with new suppliers of digital cellular product to provide purchasing terms. There can be no assurance that the Company will be able to obtain sufficient credit amounts to effect large purchases that will allow the Company to subsequently sell such product at high enough volumes to create a positive sustained impact for the Company.

Total assets at June 30, 1999 increased by $2,769,000 (or 66.3%) from December 31, 1998, primarily as a result of a $1,231,000 (or 340.2%) increase in cash and a $1,039,000 (or 48.2%) increase in accounts receivables. The increase in cash is the result of obtaining a line of credit in May 1999. The increase in accounts receivables is a result of increased sales within 30 days of June 30, 1999 versus December 31, 1998.

Net assets (assets less liabilities) of the Company as of June 30, 1999 decreased by $555,000 (or 19%) from December 31, 1998, reflecting the net loss for the six months ended June 30, 1999, net of proceeds from the sale of common stock and charges to earnings not affecting net equity, such as non cash severance expenses.

The Company's inventory reserve was $371,000 at June 30, 1999, or 24.8% of inventories at that date. The Company believes this reserve is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. Management has made a concerted effort during the period to reduce its inventory of analog accessories. Management believes the Company will not realize any further amounts from, and has fully reserved for its remaining analog accessories.

At June 30, 1999 the Company has a deferred tax asset of $4,063,000, representing the future benefit of net operating losses and timing differences and has established a valuation allowance of an equal amount reflecting current assessment of realizability.

Total liabilities increased by $3,324,000 (or 250.1%) from December 31, 1998 to June 30, 1999. This increase is primarily composed of a $1,660,000 (or 144.4%) increase in accounts payable and a $1,376,000 increase in borrowings under a new revolving credit facility. This increase in liabilities is associated with increased levels of business activity, including purchases and inventory levels during the six months ending June 30, 1999.


     COMPARISON OF OPERATIONS

Net sales for the six months and three months ended June 30, 1999 decreased $4,397,000 (or 23.6%), and $1,132,000 (or 13.0%) from the comparable periods of the prior year. The Company believes that this decrease in sales is primarily attributable to a reduced sales force, a result of the May 1998 layoffs, and the Company's recent inability to procure digital products before it was funded with its recently established line of credit.

Gross profit decreased by $201,000 (or 19.6%) for six months and $292,000 (or 45.0%) for the three months ended June 30, 1999, from the prior comparable periods. As a percentage of sales, gross profit for the six months and three months ended June 30, 1999 was 5.8% and 4.7%, compared to 5.5% and 7.5% for the six months and three months ended June 30, 1998, respectively. The increase in gross profit as a percentage of sales for the six months was primarily the result of a lower gross profits realized in the six months ending June 30, 1998, a result of the deterioration of analog product demand. The decrease in the gross profits as a percentage of sales for the three months was primarily the result of a one-time purchase of product inventory on a close-out sale from a manufacturer.

Selling, general and administrative expenses decreased by $1,760,000 (or 31.4%) from the six months ended June 30, 1998 to the six months ended June 30, 1999. Selling, general and administrative expenses decreased by $280,000 (or 25.8%) from the three months ended June 30, 1998 to the three months ended June 30, 1999. The above mentioned decreases in expenses over those of the comparable period of the prior fiscal year is due primarily to the prior period's non-cash expenses for stock options to non-employees, 1998's moving costs for the Company's facilities in Chatsworth, loan fees in 1998 for the Company's then outstanding credit agreement, reserves for doubtful accounts receivables and increased reserves for inventory obsolescence.

In 1999, the Company incurred severance costs of $1,219,000. These costs were the result of the direct and accrued severance costs to Ben Neman and Stephen Jarrett and the non-cash costs associated with warrants issued to participants in a private sale of 146,764 shares of common stock of the Company owned by Mr. Neman. Completion of this private sale was a obligation of the Company under Mr. Neman's termination agreement.

For the six months ending June 30, 1999, the Company incurred a loss from operations of $2,157,000 and a net loss of $2,174,000 compared to a loss from operations and net loss of $1,541,000 and $1,737,000, respectively, for the comparable periods in 1998. The loss from operations for the six months ending June 30, 1999 included a non-recurring charge of $1,219,000 for severance costs of former management. Excluding this non-recurring charge, the operating results for the six months ending June 30, 1999 would have been a loss of $462,000. For the three months ended June 30, 1999, the Company incurred a loss from operations of $1,669,000 and a net loss of $1,681,000 compared to a loss from operations and net loss of $438,000 and $562,000, respectively for the comparable periods in 1998.

     LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary cash requirements have been to fund increased levels of inventories and accounts receivable. The Company has satisfied its working capital requirements principally through cash flow from operations, the issuance of equity securities and borrowings. Working capital at June 30, 1999 was $1,733,000 compared to working capital of $2,490,000 at December 31, 1998. This decrease in working capital reflects the losses sustained by the Company during 1999.

Net cash used by operating activities was $1,093,000 for the six months ended June 30, 1999 as compared to net cash provided by operating activities of $2,391,000 for the six months ended June 30, 1998. The cash used by operating activities for the six months ended June 30, 1999 was primarily the result of an increase in accounts payable, net of an increase in accounts receivables. Net cash used by investing activities for the six months ended June 30, 1999 was $119,000 as compared to $200,000 for the six months ended June 30, 1998. For the six months ended June 30, 1998, net cash provided by financing activities was $2,443,000, which was the result of increased borrowings under the Company's credit facility and proceeds from the exercise of warrants from the Company's private placement of convertible notes in November 1998.

The Company has incurred significant losses, the continuation of which would have a materially adverse impact on its cash flow and liquidity. The Company currently does not have significant borrowing availability under its existing credit facility or through many of its vendors, which adversely impacts the Company's ability to maintain or expand the current level of its operations. Under the Company's line of credit, the Company is prohibited from incurring additional indebtedness, except for trade indebtedness. The Company is pursuing certain business opportunities, including the acquisition of CWI, that would require significant amounts of borrowing capacity under a credit facility or other working capital. If the Company is not successful in obtaining additional financing, it will be unable to consummate these business opportunities and its ability to maintain or expand its current level of operations will be adversely impacted.

The terms of the Company's acquisition of CWI require the combined entity have a line of credit for not less than $15,000,000. As of August 11, 1999, one lender, NationsCredit, has submitted a letter of intent based on completion of the merger. However, the letter of intent for a $15,000,000 line of credit is subject to certain conditions, and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all, from either NationsCredit or any other lender.

YEAR 2000 UPDATE

Overview and Background
The Company has completed a project (the Project) that addressed the Year 2000 readiness of its information technology as well as its non-information technology systems (e.g., alarm systems, office machines, etc.) which have embedded technology (collectively referred to as Systems). Additionally, the Project included assessment of the Year 2000 readiness of the Company's significant suppliers and customers.

Status of the Project
The Project was divided into four separate phases - Planning and Awareness, Inventory, Assessment and Renovation. The Planning and Awareness phase began in November 1998 and was completed in March 1999. This phase included: (I) development and approval of the Project charter, (ii) formation of a Project management team to carry out the Project charter, (iii) identification and assessment of overall Project risks and (iv) development of a Project budget.

In February 1999, the Company implemented the Inventory phase of the Project, which involved: (i) identification of significant Systems to be assessed and
(ii) identification of all significant suppliers and customers. Because the Company does not believe that its customers' Year 2000 compliance issues will have a significant impact on the Company, the Company conducted informal conversations about Year 2000 issues with its customers. This phase was completed in June 1999.

The Assessment phase began in March 1999 and was completed in June 1999. This phase involved (i) contacting vendors of significant Systems to assess the Year 2000 readiness of those Systems, (ii) testing of the assertions made by significant Systems vendors, (iii) contacting significant suppliers, customers and wireless network operators in order to ascertain their state of Year 2000 readiness, (iv) assessment of assertions made by significant suppliers and customers, (v) determination of the extent to which renovation would have been required to insure Year 2000 readiness and (vi) development of contingency plans to the extent considered necessary.

Once the Assessment phase was completed for each System, the Renovation phase commenced for those Systems identified as not Year 2000 compliant. The Renovation phase was completed in June 1999. The activities that have been performed during Renovation included (i) repairing, replacing or reprogramming all significant Systems that do not comply with Year 2000 readiness, (ii) testing and validation of renovated Systems and (iii) establishment and completion of action plans to address any Year 2000 issues with significant customers and suppliers.

Costs
The Company relied entirely on internal resources to implement and fund the Project. Costs incurred to insure the Company's systems are Year 2000 compliant were not material to the Company's results of operations, financial position or cash flows since the Company had already been in the process of upgrading certain Systems to keep pace with new computer and software technologies. Project costs (which totaled less than $25,000) were expensed as incurred.

Risks and Contingencies
The Company believes that the Project will meets its Year 2000 objectives. The ability of suppliers and customers with which the Company transacts to timely convert their systems to be Year 2000 compliant is uncertain. Lastly, disruptions in the economy generally resulting from Year 2000 issues could also have an adverse affect on the Company's operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position.

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

     RISK FACTORS

WE HAVE RECENT LOSSES

We have incurred operating losses for 1997 and 1998 and the first half of 1999, and we anticipate that we may incur further (although reduced) losses for the balance of 1999. Our operating expenses have increased and can be expected to increase significantly in connection with our contemplated expansion of operations. This planned expansion will require us to make substantial up-front expenditures to purchase inventory and increase marketing efforts. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

WE OPERATE ON LOW MARGINS

We have historically operated on a high volume and low margin basis. A recent trend by original equipment manufacturers to reduce prices of wireless products has and will likely continue to put additional downward pressure on our margins.

WE PLAN TO EXPAND OUR OPERATIONS

We plan to achieve and maintain operating profitability by expanding our operations. The success of this plan will be largely dependent on our ability to

     --   maintain operating and gross margins

     --   secure an adequate supply of competitive products

     --   hire and retain skilled marketing and other personnel

     -- successfully manage growth by monitoring operations, controlling costs and maintaining effective management, inventory and credit controls

     -- develop and maintain relationships with leading manufacturers, dealers, agents, carriers and sub-agents of wireless products

     -- acquire and successfully integrate businesses that are complimentary with our operations

We have limited experience in expansion efforts and we cannot assure you our planned expansion will be successful.

WE PLAN TO ACQUIRE CELLULAR WHOLESALERS, INC.

We have entered into an agreement to acquire CWI, a privately owned wholesale distributor of wireless communications products. Because this acquisition is subject to our obtaining financing commitments and other customary closing conditions, we may not be able to complete this acquisition. If we do acquire Cellular Wholesalers:

     -- we may be unable to successfully integrate its operations with our current operations

     -- we will incur substantial additional debt under a line of credit that could limit our future financing activities and which we could have difficulty servicing if we suffer a downturn in our operations

     -- we will need to raise at least $5,500,000 in additional equity or debt financing, which may require us to issue a substantial number of shares of our common stock or securities convertible into shares of our common stock

     -- affiliates of Cellular Wholesalers will continue to have significant transactions with it after our acquisition

     -- the management information systems of Cellular Wholesalers are not yet year 2000 compliant, and we cannot assure you that the current project to make these systems year 2000 compliant will be completed in a timely manner or within the budget that we have agreed to for this project

     -- we will generate significant goodwill for accounting purposes that we will be required to charge against our future reported earnings

WE ARE PURSUING A STRATEGY TO PROVIDE NEW DISTRIBUTION SERVICES

We are pursuing a new strategy to become a value added distributor for original equipment manufacturers and network operators. As part of this effort, we may need to expand our warehousing facilities, inventory of products, computer systems and equipment for repair and refurbishing. We plan to outsource various services until we have adequate capital to provide the services ourselves. If we are unable to secure vendors to provide these services on a cost-effective basis and do not have adequate capital, we may be forced to abandon this approach. Furthermore, we cannot assure you that manufacturers and network operators will pay for our services as a value added distributor.

WE PLAN TO INTRODUCE AN INTERNET ORDER SYSTEM
We also plan to introduce a new internet-based method for processing orders from dealers. We may:

     --   encounter delays in developing this system

     --   incur unanticipated costs in establishing or maintaining this system

     --   encounter customer resistance to using this new system

WE WILL LIKELY NEED TO RAISE ADDITIONAL CAPITAL

We will need additional working capital to significantly expand our operations as part of our strategy to generate operating profits. We are seeking to obtain an increase in our existing line of credit in connection with the Cellular Wholesalers acquisition. Although we are in discussions with several financial institutions to provide this financing, we cannot assure you that we will be successful in obtaining this financing. Furthermore, our existing line of credit contains various customary covenants that limit our activities. In addition to an increased line of credit, we are also seeking additional debt or equity financing in connection with the Cellular Wholesalers acquisition. We do not have any commitment from any third party to provide this financing. We cannot assure you that we will be able to obtain additional financing on reasonable terms or at all. Furthermore, if we raise additional capital through equity, our existing stockholders will experience dilution. If we are unable to raise additional financing when needed, we may be unable to grow and maintain our current level of business operations.

WE ARE DEPENDENT ON OUR PRINCIPAL SUPPLIERS

We are dependent on third-party equipment manufacturers and distributors for all of our supply of cellular telephones and accessories. We rely on our suppliers to provide adequate inventories of popular brand name products on a timely basis and on favorable pricing terms. We generally do not maintain supply agreements. Instead, we purchase products under purchase orders on an on-going basis. Our suppliers may not continue to offer competitive products to us on favorable terms when we need them. We have failed in the past to sustain significant relationships with leading manufacturers of analog and digital cellular products. Our supplier relationships have been primarily other wholesale distributors. As a result, our supply of products is inconsistent. Purchases from wholesale distributors tend to be more expensive and do not include price protection or promotional allowances.

WE FACE INTENSE COMPETITION FROM OTHER DISTRIBUTORS OF WIRELESS PRODUCTS

The markets for wireless communications products are characterized by intense price competition and significant price erosion over the life of a product. We compete with numerous well-established wholesale distributors and manufacturers of wireless equipment, including our customers and suppliers, as well as providers of wireless services. Many of our competitors possess greater financial, marketing, personnel and other resources than us. Brightpoint and CellStar, historically two of our principal suppliers, are also two of our primary competitors. Some of our competitors have the financial resources that allow them to withstand substantial price competition and implement extensive advertising and promotional programs. The wireless distribution industry is also characterized by low barriers to entry and frequent introduction of new products. Our ability to compete successfully will be largely dependent on our ability to maintain our current vendor relationships and anticipate and respond to various competitive factors affecting the industry, including:

     --   new products

     --   changes in consumer preferences

     --   demographic trends

     -- economic conditions, including recessions that decrease consumer spending

     --   discount pricing and promotional strategies by carriers

     --   consolidating trends in the industry

We cannot assure you that we will be able to compete effectively, particularly as domestic wireless markets mature and we seek to enter into new markets and market new products.

WE MAY HAVE LOSSES DUE TO BAD CREDIT

We make most of our sales by extending credit to customers, and we may be unable to collect payment from some of them. We have been required to write off significant accounts receivable balances in the past. Our accounts receivable, minus an allowance for doubtful accounts of $174,000, were approximately $3,194,000 on June 30, 1999. Delays in collection or uncollectibility of accounts receivable could harm our liquidity and working capital position.

WE MAY BE UNABLE TO ADJUST TO EVOLVING INDUSTRY STANDARDS AND RAPID TECHNOLOGICAL CHANGE.

The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, our marketing strategy and ultimate success is dependent upon our ability to anticipate technological changes in the industry. A recently introduced digital technology called the digital personal communications services format, or "PCS," has decreased demand for the analog and digital products we sell. Manufacturers in this new market have selected distribution channels which do not currently include us. We may be unable to secure strategic relationships giving us access to digital PCS products directly, and our business will be harmed if we fail to secure a consistent supply of digital PCS products on reasonable terms. The use of other alternative wireless communications technologies, including satellite communications systems, may also reduce demand for existing wireless products. These technologies, upon widespread commercial acceptance, could materially change the types of products we sell and result in significant price competition. Our existing customers may be unwilling to purchase the new equipment necessary to utilize these new technologies.

WE MAY HAVE EXCESS OR OBSOLETE INVENTORY

We acquire inventory in advance of product shipments. Because forecasting the desirable level of inventory is difficult, we may forecast incorrectly and stock excess inventory of particular products.

Furthermore, the value of our inventory may decrease due to price reductions by competitors, obsolescence due to technological change and product quality problems. We have in the past incurred significant declines in our inventory value and any future declines could have a material adverse effect on our business.

WE SELL TO FOREIGN CUSTOMERS

Sales of wireless products to customers in foreign markets, primarily in Latin America, have accounted for a portion of our revenues. In 1998, sales to customers outside of the United States accounted for 8% of our total revenues. We are trying to increase product sales in foreign markets, because we believe that they present significant growth opportunities. To the extent that we increase foreign sales, our business will increasingly become subject to foreign trade risks, including:

     --   credit risk

     --   trade restrictions, including customs duties and import quotas

     --   shipping delays

     --   political, regulatory and economic instability

     --   fluctuations in currency rates

Although our foreign sales are currently made in United States dollars, an increase in the value of the dollar in relation to foreign currencies may decrease demand for our wireless products in foreign countries. For competitive reasons, we may make future foreign sales in local currencies, which would expose us to additional currency fluctuation risks. We do not intend to engage in foreign currency hedging transactions.

WE RELY ON ASIAN MANUFACTURERS

We currently obtain products from several manufacturers who are based or affiliated with companies in Asia. These manufacturers have been affected by the recent and well publicized Asian financial crisis. Our business would be harmed if these manufacturers were unable to supply us with sufficient quantities of wireless products.

THERE ARE POSSIBLE MEDICAL RISKS ASSOCIATED WITH WIRELESS TELEPHONES

Lawsuits have been filed against manufacturers of wireless telephones alleging possible medical risks, including brain cancer, associated with electromagnetic fields emitted by cellular telephones. Scientific research has not been conclusive on the effect of cellular telephones on humans. Future studies confirming health risks associated with cellular telephones could harm our business. Furthermore, the perception of health risks could harm our ability to sell wireless telephone products. As a distributor of wireless telephones, we could be subject to lawsuits filed by plaintiffs alleging health risks. We do not carry product liability insurance.

OUR BUSINESS IS DEPENDENT ON OUR NEW MANAGEMENT TEAM

Our future success depends to a significant extent on the continued services of our senior management, who have only recently joined us. In April 1999, Ben Neman, our chairman of the board and president, and Stephen Jarrett, an executive vice president and director, resigned their positions. Michael Hedge, who joined us as an executive vice president in February 1999, became our president and chief executive officer as well as a director in April 1999. John Swinehart, who had served as our chief executive officer and a director since November 1998, became chairman of the board and chief operating officer in April 1999. Other key officers and employees include David Kane, our chief financial officer since August 1998; Mark Fruehan, our executive vice president since May 1999; and Michael King, our vice president of marketing and business development since January 1999. The loss or interruption of the services of one or more of these individuals could have a material adverse effect on our business and prospects.

WE MAY EXPERIENCE YEAR 2000 INTERRUPTIONS

We use a number of computer software programs in our internal operations, including our order, inventory management and distribution systems. If our computer systems do not correctly recognize the date information for the year 2000, our operations may be interrupted. The wireless products we distribute could also experience year 2000 problems, and our customers may alter their usual purchasing patterns due to year 2000 problems. If any of our computer systems or products are not year 2000 compliant, our business, financial condition and results of operations could be materially adversely affected. In addition, failure by our key suppliers or customers to make their computer software programs year 2000 compliant could have a material adverse effect on us. We have completed a project to address various year 2000 issues, but will continue to monitor our year 2000 risks.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports On Form  8-K.

(a)  Exhibits

         4.1 Form of Warrant issued by Company to investors in Neman sale of common stock

         10.24    Agreement with NationsCredit

         10.25    Employment Agreement between Mark Fruehan and the Company

         27       Financial Data Schedule

(b) A Form 8-K (Item 5) was filed by the Company on April 20, 1999 and a Form 8-K (Items 5 and 7) was filed by the Company on April 28, 1999.

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Intellicell Corp. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intellicell Corp.


BY: /s/ DAVID M. KANE                               Dated:  August 13, 1999
-----------------------------------
David M. Kane
Chief Financial Officer