Form 10-Q
period 1999-09-30
FOCUS AFFILIATES INC
filed 1999-11-15
CIK 1025557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
---
    1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
    EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM_________ TO___________

                         COMMISSION FILE NUMBER 1-12571

                             FOCUS AFFILIATES, INC.

              Delaware                                     95-4467726
(State of incorporation or organization)       (IRS Employer Identification No.)

9314 Eton Ave., Chatsworth, California                                     91311
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code               (818) 709-2300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of November 3, 1999 there were 9,264,893 shares of the registrant's Common Stock outstanding.

                             FOCUS AFFILIATES, INC.

                           Consolidated Balance Sheets


                                                        September 30,       December 31,
                                                            1999                1998
                                                        -------------       ------------
                                                        (Unaudited)
ASSETS
Current Assets:
Cash                                                    $  1,250,000       $    362,000
Accounts receivable, net of allowance for doubtful
    accounts of $170,000 and $251,000                      5,209,000          2,155,000
Inventories, net of reserves for obsolescence
     of $250,000 and $592,000                              1,345,000            837,000
Notes receivable, net of allowance for doubtful
    notes of $662,000 and $1,521,000                               -                  -
Deposits for purchase of inventory                            49,000            254,000
Prepaid expenses and other current assets                    509,000            211,000
                                                        ------------       ------------

 Total current assets                                      8,362,000          3,819,000

Property and equipment, net of accumulated
 depreciation of $376,000 and $242,000                       417,000            359,000
Other assets                                                 585,000                  -
                                                        ------------       ------------

  Total assets                                          $  9,364,000       $  4,178,000
                                                        ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                                           3,927,000          1,150,000
Revolving credit facility                                  2,814,000                  -
Accrued expenses                                             622,000            179,000
                                                        ------------       ------------

  Total current liabilities                                7,363,000          1,329,000
                                                        ------------       ------------

Commitments and contingencies                                      -                 -

Stockholders' equity
Preferred stock -$.01 par value, 1,000,000 shares
  Authorized and none issued
Common stock -$.01 par value, 25,000,000 shares
  Authorized 7,014,893 and 5,915,902 shares                   70,000             59,000
  Issued and outstanding
Additional paid-in capital                                12,986,000         11,379,000
Accumulated deficit                                      (11,055,000)        (8,589,000)
                                                        ------------       ------------

   Total stockholders' equity                              2,001,000          2,849,000
                                                        ------------       ------------

   Total liabilities and stockholders' equity           $  9,364,000       $  4,178,000
                                                        ============       ============


           See accompanying Notes to Consolidated Financial Statements

                             FOCUS AFFILIATES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                              For the Nine Months Ended
                                                                   September 30,
                                                          -------------------------------
                                                              1999               1998
                                                          ------------       ------------
Net sales                                                 $ 27,656,000       $ 22,758,000

Cost of sales                                               26,030,000         21,613,000
                                                          ------------       ------------

Gross profit                                                 1,626,000          1,145,000

Selling, general and administrative expenses                 2,785,000          3,494,000
Severance expenses                                             668,000                  -
Non-cash severance expenses                                    551,000                  -
                                                          ------------       ------------
                                                             4,004,000          3,494,000

Loss from operations                                        (2,378,000)        (2,349,000)

Other income (expense):
   Interest expense                                           (106,000)          (194,000)
   Other Income (expense)                                       18,000            (34,000)
                                                          ------------       ------------

Loss before income tax benefits                             (2,466,000)        (2,577,000)

Income tax benefits                                                  -                  -
                                                          ------------       ------------

Net loss                                                  $ (2,466,000)      $ (2,577,000)
                                                          ============       ============

Basic loss per share                                      $      (0.37)      $      (0.58)
                                                          ============       ============

Diluted loss per share                                    $      (0.37)      $      (0.58)
                                                          ============       ============

Weighted average number of common shares outstanding         6,703,031          4,415,902
                                                          ============       ============



           See accompanying Notes to Consolidated Financial Statements

                             FOCUS AFFILIATES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                             For the Three Months Ended
                                                                   September 30,
                                                          -------------------------------
                                                              1999               1998
                                                          ------------       ------------
Net sales                                                 $ 13,437,000       $  4,142,000

Cost of sales                                               12,633,000          4,020,000
                                                          ------------       ------------

Gross profit                                                   804,000            122,000

Selling, general and administrative expenses                 1,025,000            930,000
                                                          ------------       ------------
                                                             1,025,000            930,000

Loss from operations                                          (221,000)          (808,000)

Other income (expense):
   Interest expense                                            (83,000)           (31,000)
   Other Income (expense)                                       12,000             (1,000)
                                                          ------------       ------------

Loss before income tax benefits                               (292,000)          (840,000)

Income tax benefits                                                  -                  -
                                                          ------------       ------------

Net loss                                                  $   (292,000)      $   (840,000)
                                                          ============       ============

Basic loss per share                                      $      (0.04)      $      (0.19)
                                                          ============       ============

Diluted loss per share                                    $      (0.04)      $      (0.19)
                                                          ============       ============

Weighted average number of common shares outstanding         7,014,893          4,415,902
                                                          ============       ============








           See accompanying Notes to Consolidated Financial Statements

                             FOCUS AFFILIATES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             For the Nine Months Ended
                                                                                  September 30,
                                                                          ------------------------------
                                                                              1999              1998
                                                                          -----------       -----------
Cash flows from operating activities:
Net loss                                                                  $(2,466,000)      $(2,577,000)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
Depreciation and amortization                                                 134,000           112,000
Non Cash Compensation Expense                                                 550,000           352,000
Provision for (recovery of) doubtful accounts receivable                      (81,000)          713,000
Provision for (recovery of)  inventory reserves                              (342,000)          323,000
Provision for doubtful notes receivable                                             -           864,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                               (2,973,000)        4,610,000
  (Increase) decrease in inventories                                         (166,000)        1,860,000
  (Increase) decrease in deposits for purchases of inventory                  205,000           166,000
  (Increase) decrease in other receivables                                          -          (669,000)
  (Increase) decrease  in prepaid  expenses and other current assets         (298,000)          246,000
  (Increase) decrease in other assets                                        (585,000)
  Increase (decrease) in accounts payable and accrued expenses              3,220,000        (2,394,000)
                                                                          -----------       -----------

Net cash provided by (used in) operating activities                        (2,802,000)        3,606,000
                                                                          -----------       -----------

Cash flows from investing activities:
   Acquisition of fixed assets                                               (192,000)         (200,000)
                                                                          -----------       -----------

Net cash used by investing activities                                        (192,000)         (200,000)
                                                                          -----------       -----------

Cash flows from financing activities:
  Bank overdraft (payments)                                                         -          (250,000)
  Deferred financing costs                                                          -           (43,000)
  Advances under credit facility                                            3,941,000        (2,875,000)
  Repayments under credit facility                                         (1,127,000)
  Proceeds from the sale of common stock                                    1,068,000                 -
                                                                          -----------       -----------

Net cash provided by (used in) financing activities                         3,882,000        (3,168,000)
                                                                          -----------       -----------

Net increase in cash                                                          888,000           238,000
Cash - beginning of period                                                    362,000                 -
                                                                          -----------       -----------

Cash - end of period                                                      $ 1,250,000       $   238,000
                                                                          ===========       ===========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
     Interest                                                             $         -           194,000
     Income taxes                                                         $         -                 -


           See accompanying Notes to Consolidated Financial Statements

                             FOCUS AFFILIATES, INC.
                   Notes to Consolidated Financial Statements

1. COMPANY'S QUARTERLY REPORT UNDER FORM 10-Q
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions set forth in the Securities and Exchange Commission's ("SEC") regulations. In the opinion of Management, the accompanying financial statements include all adjustments consisting of normal recurring accruals necessary to present fairly the financial statements of Focus Affiliates, Inc. for the periods presented. The accompanying financial information should be read in conjunction with the audited financial statements contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998. Footnote disclosures that substantially duplicate those in the Company's Form 10-K, as amended, including significant accounting policies, have been omitted. The results of operations for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

2. ACQUISITION AND MERGER OF CELLULAR WHOLESALERS, INC.
On October 29, 1999 (the "Closing Date"), Focus Affiliates, Inc. ("Focus") completed its acquisition of Cellular Wholesalers, Inc. ("CWI"), a privately held wholesale distributor of wireless phone products. The acquisition was accomplished through a merger (the "Merger") of CWI into Intellicell Merger Sub, Inc., a wholly-owned subsidiary of Focus ("Merger Sub"), pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 23, 1999 (the "Merger Agreement") among Focus, CWI, the principal stockholders of CWI, and Merger Sub.

Under the terms of the Merger, CWI's stockholders were entitled to receive $5,000,000 in cash and 2,250,000 shares of Focus' common stock (the "Base Consideration") plus an additional amount (the "Additional Consideration") in the event the total stockholders' equity of CWI as of the Closing Date (the "Closing Date Equity") exceeds $177,667. The Additional Consideration, if any, will consist of an additional number of shares of Focus common stock (the "Additional Shares") as equals the amount by which the Closing Date Equity exceeds $177,667 divided by $4; provided, that in no event will the number of Additional Shares exceed 2,250,000 shares. Notwithstanding the foregoing, the cash portion of the Base Consideration will be reduced by the amount, if any, by which the Closing Date Equity is less than $1,177,667. Of the $5,000,000 cash portion of the Base Consideration, $500,000 was reserved in escrow pending the determination of the Closing Date Equity. The Closing Date Equity will be determined within 30 days following the Closing Date by Focus' and CWI's independent certified public accountants. On the date the Merger Agreement was executed, Focus received a written opinion from its financial advisor that the consideration to be paid for CWI was fair to Focus from a financial point of view.

To fund the cash payment by Focus to the CWI stockholders and related Merger closing expenses, Focus sold:

          (1) $5,152,400 of convertible subordinated notes (the "Notes") in a private placement. Each Note is a one-year unsecured and subordinated obligation of Focus that bears interest at the rate of 4% per annum, which is payable at the maturity of the Notes. If, and when, the Focus stockholders approve the conversion of the Notes, each $4.00 of Convertible Notes will automatically convert into one share of Focus common stock and one redeemable warrant to purchase one-half share of Focus common stock. As of the Closing Date, a majority of the Company's Shareholders submitted their approval of conversion of the Notes into shares and warrants, as described. These warrants have an exercise price of $4.00 and expire five years from the Closing Date.

          (2) $1,000,000 of subordinated debt (the "Debt") together with 150,000 warrants to Critical Capital Growth Fund, L.P. The Debt bears interest at 12% per annum, which matures in five years. The warrants have an exercise price of $5.55 and expire five years from the Closing Date.

In connection with the Merger, Focus and Merger Sub agreed to appoint several designees of the CWI stockholders as directors of Focus and Merger Sub and several former CWI officers as officers of Focus and Merger Sub. Upon the closing of the Merger, Ronald Goldberg, Cary Maimon, and David Segneri, as CWI's designees, were appointed as directors of Focus and Merger Sub, and the following former CWI officers were appointed as officers of Focus and Merger Sub in the capacities specified: Ronald Goldberg (Senior Vice President--U.S. Operations), Melvyn Cohen (Vice President - Finance and Administration), and Cary Maimon (Vice President General Manager).

Proforma Analysis of CWI Merger
         The following table sets forth selected unaudited pro forma combined financial data for the Company for the year ended December 31, 1998, and for the nine month period ended September 30, 1999, which are presented to reflect the estimated impact on the historical financial statements of the Merger, which will be accounted for using the purchase method, and the issuance of approximately 2,435,833 shares of Focus Affliates, Inc. Common Stock and approximately $4,743,000 in cash as merger consideration (the total consideration that would be payable if CWI's total stockholders' equity on the Closing Date is equal to CWI's total stockholder's equity as of September 30,
1999). The income statement data assume that the Merger had been consummated at the beginning of the earliest period presented, combining the annual statements of operations of Focus Affiliates, Inc. for the year ended December 31, 1998 and CWI for the year ended September 30, 1998, and the interim statements of operations of the Company for the ninc months ended September 30, 1999 and CWI for the nine months ended June 30, 1999. The balance sheet data assume that the Merger had been consummated on Setpember 30, 1999. The unaudited pro forma combined financial data do not reflect any cost savings and other synergies nor merger related expenses anticipated by Management as a result of the Merger and are not necessarily indicative of the results of operations or the financial position which would have occurred had the Merger been consummated at the beginning of the earliest period presented, nor are they necessarily indicative of the Company's future results of operations or financial position. The unaudited pro forma combined financial data should be read in conjunction with the historical financial statements, including the notes thereto, of the Company and CWI and the Unaudited Pro Forma Combined Financial Information, which was included in the Company's proxy statement for its September 29, 1999 Annual Stockholders Meeting and attached thereto as Appendix D.


                                           Focus Affiliates,           Cellular
                                                 Inc.              Wholesalers, Inc.
                                              Year Ended              Year Ended
                                             December 31,            September 30,             Pro Forma              Pro Forma
                                                 1998                    1998                 Adjustments               Totals
                                             ------------             ------------            -----------            ------------
NET SALES                                    $ 27,787,000             $ 81,031,000                                   $108,818,000
COST OF SALES                                  26,152,000               73,138,000                                     99,290,000
                                             ------------             ------------                                   ------------

GROSS PROFIT                                    1,635,000                7,893,000                                      9,528,000

         TOTAL OPERATING EXPENSES               4,167,000                5,842,000              1,356,600              11,365,600
                                             ------------             ------------                                   ------------

INCOME (LOSS) FROM OPERATIONS                  (2,532,000)               2,051,000                                     (1,837,600)

OTHER INCOME (EXPENSE)                           (237,000)                (892,000)                                    (1,129,000)
                                             ------------             ------------                                   ------------

INCOME (LOSS) BEFORE INCOME TAXES              (2,769,000)               1,159,000                                     (2,966,600)

INCOME TAXES                                            -                   15,000                                         15,000
                                             ------------             ------------                                   ------------

NET INCOME (LOSS)                            $ (2,769,000)            $  1,144,000             (1,356,600)           $ (2,981,600)
                                             ------------             ------------                                   ------------
                                             ------------             ------------                                   ------------

PRO FORMA:
BASIC AND DILUTED LOSS PER SHARE                                                                                     $      (0.44)
                                                                                                                     ------------
                                                                                                                     ------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                                                               6,851,735


                                                                        Cellular
                                         Focus Affiliates, Inc.     Wholesalers, Inc.
                                              Nine Months              Nine Months
                                            Ended Sept. 30,           Ended June 30,           Pro Forma              Pro Forma
                                                 1999                     1999                Adjustments               Totals
                                         ----------------------     -----------------         -----------            ------------
NET SALES                                    $ 27,656,000             $ 58,310,000                                   $ 85,966,000
COST OF SALES                                  26,030,000               52,530,000                                     78,560,000
                                             ------------             ------------                                   ------------

GROSS PROFIT                                    1,626,000                5,780,000                                      7,406,000

                                             ------------             ------------                                   ------------
         TOTAL OPERATING EXPENSES               4,004,000                5,015,000              1,017,450              10,036,450
                                             ------------             ------------                                   ------------

INCOME (LOSS) FROM OPERATIONS                  (2,378,000)                 765,000                                     (2,630,450)

OTHER INCOME (EXPENSE)                            (88,000)                (115,000)                                      (203,000)
                                             ------------             ------------                                   ------------

INCOME (LOSS) BEFORE INCOME TAXES              (2,466,000)                 650,000                                     (2,833,450)

INCOME TAXES                                            -                        -                                              -
                                             ------------             ------------                                   ------------

NET INCOME (LOSS)                            $ (2,466,000)            $    650,000             (1,017,450)           $ (2,833,450)
                                             ------------             ------------                                   ------------
                                             ------------             ------------                                   ------------



PRO FORMA:
BASIC AND DILUTED LOSS PER SHARE                                                                                     $      (0.31)
                                                                                                                     ------------
                                                                                                                     ------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                                                                               9,138,865


         The following table sets forth certain condensed earnings and balance sheet data including per share data for Focus Affiliates, Inc (the "Company") and CWI on historical and pro forma bases. The pro forma combined earnings per share data are derived from the Unaudited Consolidated Statements of Operations giving effect to the Merger using the purchase accounting method as if the Merger had been consummated at the beginning of the earliest period presented. There were no cash dividends declared in the periods indicated. Book value data for all pro forma presentations is based upon the weighted average number of outstanding shares of the Company's Common Stock, adjusted to include the estimated number of shares of the Company's Common Stock to be issued in the Merger prior to the conversion of the Notes. The information set forth below should be read in conjunction with the historical financial statements of the Company and of CWI and the Unaudited Pro Forma Combined Financial Information, including the Company's proxy statement for its September 29, 1999 Annual Stockholders Meeting.

         The pro forma data do not reflect any cost savings and other synergies or merger related expenses anticipated by Intellicell management as a result of the CWI Merger.


                                                Focus Affiliates,       Cellular
                                                       Inc.          Wholesalers, Inc.      Pro Forma            Pro Forma
                                                  Sept. 30, 1999      Sept. 30, 1999       Adjustments             Totals
                                                -----------------    -----------------     ------------          ----------
BALANCE SHEET DATA:
Total Stockholders' Equity                         $  2,001,000        $  1,102,000        $  8,823,000         $ 11,926,000
Less:  Goodwill                                               -                   -          13,566,000           13,566,000
Net tangible book value (deficit)                     2,001,000           1,102,000          (4,743,000)          (1,640,000)
Number of issued and outstanding shares of
common stock                                          7,014,893                 800           2,435,833            9,450,726
Net tangible book value (deficit) per share        $       0.29        $   1,377.50        $      (1.95)        $      (0.17)



3.  CREDIT FACILITY
As a condition of the Merger, in October 1999, the Company entered into a new agreement that, in effect, increased its existing revolving line of credit agreement with Banc of America Commercial Finance Corporation through its Commercial Funding Division, which is a subsidiary of BankAmerica that was previously known as NationsCredit Commercial Finance. The line of credit facility expires in October 2001, and provides for borrowings of up to a maximum of $20,000,000 based on a maximum of 82% of eligible receivables and the lesser of $7,500,000 or 50% of eligible inventory, as defined. Borrowings under the agreement accrue interest at the prime rate plus 1/2% per annum. The credit facility is collateralized by substantially all of the assets of the Company. The agreement prohibits the Company from paying dividends or incurring additional indebtedness except for trade indebtedness and, initially, required the Company to have a tangible net worth of no less than $2,000,000 at the closing of the merger with CWI.

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

CHANGES IN FINANCIAL CONDITION

For the nine months and three months ending September 30, 1999, the Company incurred significant losses, and the Company anticipates that it may incur further (although reduced) losses for the balance of 1999. The Company believes that these losses were attributable to its efforts to hire new management, the costs of severance for former management during the first half of the year and an insufficient level of sales while it re-establishes a customer base that purchases wireless phones based on digital technology, as opposed to the former analog technology. The Company has also dedicated resources to the development and implementation of web site capable of e-commerce and to the legal, accounting, finance and travel costs associated with the due diligence and consummation of the Merger. New management is seeking to position the company to develop multiple business opportunities using its web site as a platform for e-commerce with carriers (network operators), resellers, e-retailers, dealers, and manufacturers while supporting its current business foundation of traditional distribution via telemarketing. Since late 1998 most leading manufacturers have sold directly to carriers using traditional distributors, like the Company and CWI as a secondary method of distribution to market rather than as a primary method. Many distributors including the Company did not position itself to be of value to either the carrier or the manufacture in this distribution paradigm and therefore were not given direct access to the in-demand products. However CWI, was able to position itself to be of value to some leading manufactures, allowing them to develop and maintain direct these relationships, providing them access to the in-demand products. There can be no assurance that these relationships will remain after the Merger.

In an effort to procure the state-of-the-art product, the Company has been required to purchase a significant portion of its inventory on a prepaid basis. However, CWI has been able to establish credit terms with most of its vendors. See "Liquidity and Capital Resources." There can be no assurance that the Company will be able to obtain sufficient credit amounts from CWI's vendors to effect the large inventory purchases that will be needed for the Company to generate significantly higher sales revenues, which, in turn is required to achieve profitability.

Total assets at September 30, 1999 increased by $5,186,000 (or 124.1%) from December 31, 1998, primarily as a result of a $888,000 (or 245.3%) increase in cash and a $3,054,000 (or 141.7%) increase in accounts receivables, a $508,000 (or 60.7%) increase in inventory and a

$585,000 increase in other assets. The increase in cash is the result of funding from a line of credit in May 1999. The increase in accounts receivables is the result of increased sales within 30 days of September 30, 1999 versus December 31, 1998. The increase in inventory is the result of supporting an increased level of sales and, the increase in other assets is mostly due to deferred acquisition costs and the design and programming of the Company's web-site and e-commerce portal.

Net assets (assets less liabilities) of the Company as of September 30, 1999 decreased by $848,000 (or 29.8%) from December 31, 1998, reflecting the net loss for the nine months ended September 30, 1999, net of proceeds from the sale of common stock and charges to earnings that do not affect net equity, such as non-cash severance expenses.

The Company's inventory reserve was $250,000 at September 30, 1999, or 15.2% of inventories at that date. The Company believes this reserve is currently adequate for obsolescence and net realizable value, given the size and nature of its inventories. Management has made a concerted effort to reduce its level of obsolete inventory. Management believes the Company will not realize any further amounts from, and has fully reserved for its obsolete and slow-moving inventory.

At September 30, 1999 the Company has a deferred tax asset of approximately $4,422,000, representing the future benefit of net operating losses and timing differences and has established a valuation allowance of an equal amount reflecting current assessment of realizability.

Total liabilities increased by $6,034,000 (or 454.0%) from December 31, 1998 to September 30, 1999. This increase is primarily composed of a $2,777,000 (or 241.5%) increase in accounts payable and a $2,814,000 increase in borrowings under the new revolving credit facility. This increase in liabilities is associated with increased levels of business activity, including purchases and inventory levels during the nine months ending September 30, 1999.

         COMPARISON OF OPERATIONS

Net sales for the nine months and three months ended September 30, 1999 increased $4,898,000 (or 21.5%), and $9,295,000 (or 224.4%) from the comparable periods of the prior year. The Company believes this increase in sales is primarily attributable to more sales personnel versus the comparable period in 1998, as a result of the May 1998 layoffs, and the Company's recently improved ability to procure in-demand product, which, in turn, was funded from the recently established line of credit.

Gross profit increased by $481,000 (or 42.0%) for the nine months and $682,000 (or 559.0%) for the three months ended September 30, 1999, from the prior comparable periods. As a percentage of sales, gross profit for the nine months and three months ended September 30, 1999 was 5.9% and 5.0%, compared to 6.0% and 2.9% for the nine months and three months ended September 30, 1998, respectively. The increase in gross profit as a percentage of sales for the three months was primarily the result of a lower gross profits realized in the three months ending September 30, 1998, a result of the deterioration in demand for the Company's then available analog product.

Selling, general and administrative expenses increased by $510,000 (or 14.6%) from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. Selling, general and administrative expenses increased by $95,000 (or 10.2%) from the three months ended September 30, 1998 to the three months ended September 30, 1999. The increase in selling, general and administrative expenses for the nine-month period ending September 30, 1999 over the prior fiscal year is due primarily to the 1999 severance expenses of former management, which was partially offset by a decrease in other selling, eneral and administrative expenses. For the three month period ending September 30, 1999, the increase was primarily due to increased levels of personnel in an effort to increase business opportunities, develop the Company's e-commerce strategy and generate more sales.

In the nine months ended September 30, 1999, the Company incurred severance costs of $1,219,000. These costs were the result of the non-cash, accrued and cash payments for severance costs to Ben Neman and Stephen Jarrett which included the non-cash costs associated with warrants issued to participants in a private sale of 146,764 shares of common stock of the Company owned by Mr. Neman. Completion of this private sale was an obligation of the Company under Mr. Neman's termination agreement.

For the nine months ending September 30, 1999, the Company incurred a loss from operations of $2,378,000 and a net loss of $2,466,000 compared to a loss from operations and net loss of $2,349,000 and $2,577,000, respectively, for the comparable period in 1998. The loss from operations for the nine months ending September 30, 1999 included a non-recurring charge of $1,219,000 for severance costs of former management. Excluding this non-recurring charge, the operating results for the nine months ending September 30, 1999 would have been a loss of $1,130,000. For the three months ended September 30, 1999, the Company incurred a loss from operations of $221,000 and a net loss of $292,000 compared to a loss from operations and net loss of $808,000 and $840,000, respectively for the comparable period in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary cash requirements have been to fund operating losses and increased levels of inventories and accounts receivable. The Company has satisfied its working capital requirements principally through cash flow from operations, the issuance of equity securities and borrowings. Working capital at September 30, 1999 was $999,000 compared to working capital of $2,490,000 at December 31, 1998. This decrease in working capital reflects the losses sustained by the Company during 1999.

Net cash used by operating activities was $(2,802,000) for the nine months ended September 30, 1999 as compared to net cash provided by operating activities of $3,606,000 for the nine months ended September 30, 1998. The cash used by operating activities for the nine months ended September 30, 1999 was primarily the result of an increase in accounts payable, net of an increase in accounts receivables. Net cash used by investing activities for the nine months ended September 30, 1999 was $(192,000) as compared to $(200,000) for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, net cash provided by financing activities was $3,882,000, which was the result of increased borrowings under the Company's credit facility and proceeds from the exercise of warrants in March 1999.

The Company has incurred significant losses, the continuation of which could have a materially
                                                                  Page 12
adverse impact on its cash flow and liquidity. Although the Company's losses recently have been decreasing and the Company currently has borrowing availability under its existing credit facility, as amended, and through many of its vendors, there is no assurance that credit or borrowings available to the Company will be sufficient to maintain or expand the current level of its operation. Under the Company's line of credit, the Company is prohibited from incurring additional indebtedness, except for trade indebtedness. The Company is pursuing certain business opportunities that may be available to it, including the relationships with carriers and manufacturers that would require significant amounts of borrowing capacity under a credit facility or other working capital and the development of a proprietary web site to service these relationships that would require other additional fundings. If the Company is not successful in obtaining additional financing, it will be unable to consummate these potential business opportunities and its ability to maintain or expand its current level of operations will be adversely impacted.

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

In February 1999, the Company implemented the Inventory phase of the Project, which involved: (i) identification of significant Systems to be assessed and
(ii) identification of all significant suppliers and customers. Because the Company does not believe that its customers' Year 2000 compliance issues will have a significant impact on the Company, the Company conducted informal conversations about Year 2000 issues with its customers. This phase was completed in September 1999.

The Assessment phase began in March 1999 and was completed in September 1999. This phase involved (i) contacting vendors of significant Systems to assess the Year 2000 readiness of those Systems, (ii) testing of the assertions made by significant Systems vendors, (iii) contacting significant suppliers, customers and wireless network operators in order to ascertain their state of Year 2000 readiness, (iv) assessment of assertions made by significant suppliers and customers, (v) determination of the extent to which renovation would have been required to insure Year 2000 readiness and (vi) development of contingency plans to the extent considered necessary.

Once the Assessment phase was completed for each System, the Renovation phase commenced for those Systems identified as not Year 2000 compliant. The Renovation phase was completed in September 1999. The activities that have been performed during Renovation included (i) repairing, replacing or reprogramming all significant Systems that did not comply with Year 2000 readiness, (ii) testing and validation of renovated Systems and (iii) establishment and completion of action plans to address any Year 2000 issues with significant customers and suppliers.

COSTS

The Company relied entirely on internal resources to implement and fund the Project. Costs incurred to insure the Company's systems are Year 2000 compliant were not material to the Company's results of operations, financial position or cash flows since the Company had already been in the process of upgrading certain Systems to keep pace with new computer and software technologies. Project costs (which totaled less $25,000) were expensed as incurred.

RISKS AND CONTINGENCIES

The Company believes that the Project will meet its Year 2000 objectives. The ability of suppliers and customers with which the Company transacts to timely convert their systems to be Year 2000 compliant is uncertain. Lastly, disruptions in the economy generally resulting from Year 2000 issues could also have an adverse affect on the Company's operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position.

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

The Company plans on converting its information technology systems to those used by CWI. CWI recently assessed it Year 2000 compliance and completed its remediation in November 1999. However, many of CWI's accounting systems were developed internally and therefore may not be tested as thoroughly as those systems obtained by third parties. In an effort to mitigate the risk of Year 2000 readiness, the Company will maintain both accounting systems though either January 2000 or until the CWI system is adequately tested.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 29, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Michael Hedge (with 6,854,453 affirmative votes and 35,400 withheld), John Swinehart (with 6,854,453 affirmative votes and 35,400 withheld), J. Sherman Henderson (with 6,854,453 affirmative votes and 35,400 withheld), Mark M. Laisure (with 6,854,453 affirmative votes and 35,400 withheld) and Vinay Sharma (with 6,854,453 affirmative votes and 35,400 withheld).

         The stockholders approved the issuance of shares to the stockholders of Cellular Wholesalers, Inc. ("CWI"), in accordance with the Amended and Restated Agreement and Plan of Merger dated as of July 23, 1999, among the Company, CWI, the principal stockholders of CWI, and a wholly owned subsidiary of the Company called Intellicell Merger Sub, Inc.. The vote on this proposal was: 5,295,653 For; 13,078 Against; 5,935 Abstaining; 1,575,187 broker non-votes.

The stockholders approved the change of the Company's name from Intellicell Corp. to Focus Affiliates, Inc with the stockholders vote 5,269,553 For; 27,428 Against; 21,035 Abstaining and 1,571,837 broker non-votes.

         The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 15,000,000 to 25,000,000. The vote on this proposal was: 5,239,773 For; 67,108 Against; 11,135 Abstaining; 1,571,837 broker non-votes.

         The stockholders approved the increase in the number of shares of common stock the Company can issue from 540,000 to 1,040,000 shares upon the exercise of options granted under its 1998 Stock Option plan. The vote on this proposal was: 5,178,713 For; 122,218 Against; 13,735 Abstaining; 1,575,187 broker non-votes.

         The stockholders also ratified the appointment of Hollander, Lumer & Co. LLP as the independent auditors for the Company for the fiscal year ending December 31, 1999 (with 6,865,708 shares voting For; 13,600 Against; 10,545 Abstaining).

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K.

(a)Exhibits

       10.1 Agreement to merge with Cellular Wholesalers, Inc (incorporated by reference to Report 8-K dated July 23, 1999)

       10.2 Amended and Restated Agreement to merge with Cellular Wholesalers, Inc (incorporated by reference to Report 8-K dated August 23,
              1999)

       27     Financial Data Schedule

(b)    Reports on Form 8-K

       (1)  Report on Form 8-K, dated July 23, 1999 (Items 5 and 7)
       (2)  Report on Form 8-K dated August 23, 1999 (Items 5 and 7)

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Focus Affiliates Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Focus Affiliates, Inc.




BY: /S/ DAVID M. KANE                               Dated:  November 10, 1999
-----------------------------------
David M. Kane
Chief Financial Officer