Form 10-K
period 1999-12-31
FOCUS AFFILIATES INC
filed 2000-04-14
CIK 1025557

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     1-12571
                              --------------------
                              (COMMISSION FILE NO.)

                             FOCUS AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             95-4467726
   --------------------------------   ---------------------------------------
       (State of incorporation)        (I.R.S. Employer Identification No.)

                       401 EAST CORPORATE DRIVE, SUITE 220
                             LEWISVILLE, TEXAS 75057
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (214) 222-7979

           Securities registered pursuant to Section 12(b) of the Act:


                                                 NAME OF EACH EXCHANGE
            TITLE OF CLASS                          WHICH REGISTERED
 -------------------------------------    -----------------------------------
     COMMON STOCK, $0.01 PAR VALUE               BOSTON STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

             TITLE OF CLASS
 -------------------------------------
   WARRANTS TO PURCHASE COMMON STOCK

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO: [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 31, 2000 was approximately $19,517,225 (based on the closing sales price of such stock as of such date on the Nasdaq SmallCap Market on March 31, 2000).

         As of March 31, 2000 there were 10,746,040 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1.  BUSINESS.

         The statements which are not historical facts contained in this Annual Report for Focus Affiliates, Inc. ("FocusWireless.com," "Focus" or the "Company") are forward-looking statements that involve risks and uncertainties, including but not limited to those discussed below under "Risk Factors." Any of these and other risk factors could cause the Company's actual results to vary materially from anticipated results or other expectations expressed in its forward-looking statements.

         GENERAL

         The Company has been engaged since its formation in the wholesale distribution of wireless communications products. The Company has begun to transition its business to that of a business-to-business ("B2B") e-commerce provider of wireless communications products and services. The Company has adopted a new e-commerce strategy to exchange goods, services, and information online. The emphasis will be on the elimination of supply chain friction and reducing transaction costs while helping wireless service providers gain access to a broader range of customers and generating new revenue opportunities through emerging channels.

         The Company anticipates that new distribution channels may represent one of the faster growing segments of wireless subscriptions. Using its proprietary Web application, the Company intends to provide these new and emerging channels of wireless distribution with a turnkey, Internet-based business solution. The Company has built an e-commerce system that should provide meaningfully lower operational costs that may be shared with its customers, while its on-line order entry system is designed to significantly reduce errors associated with order taking. Focus' processes allow network operators to align themselves with name brand marketing companies that utilize Focus to completely manage this channel without conflicting with their current methods of distribution.

         Through its wholesale distribution activities and its October 1999 acquisition of Cellular Wholesalers, Inc. ("CWI"), the Company has developed a customer base of more than 3,000 wholesalers, network operators, agents, dealers and retailers in principally the domestic marketplace.

         The Company's objective is to capitalize on wireless communications opportunities in markets in which the Company believes it can achieve significant growth. The Company intends to implement its business structure by
(i) strategically aligning with selected manufacturers and wireless service providers to provide value-added services within the supply chain of the wireless telecommunications industry and (ii) transitioning to a service-based Company offering a broad selection of mission-critical services and solutions related to distribution, including "just in time" delivery of wireless handsets and accessories, purchasing, selling, warehousing, picking, packing and shipping and value added services, including inventory management, marketing, kitting and customized packaging, private labeling, light assembly, accounts receivable management, end user support services and warranty servicing.

         Strategic initiatives include B2B e-fulfillment programs targeting two new fast-emerging wireless telecom distribution channels - mobile virtual network operators ("MVNO's") and e-retailers. Additional initiatives include operating a B2B wireless marketplace for the wireless telecom industry. Such activities would be designed to facilitate e-commerce between trading partners utilizing relationships and industry expertise.

         As part of its plan, the Company changed its name from Intellicell Corp. to Focus Affiliates, Inc. on September 29, 1999. In addition, the Company acquired Cellular Wholesalers, Inc. ("CWI") effective October 29, 1999 and The Wireless Group, Inc. ("TWG" or "SourceWireless.com") effective December 30, 1999.

         RECENT DEVELOPMENTS

         RECENT FINANCIAL PERFORMANCE

         The Company experienced an increase in net sales but incurred substantial operating losses in 1999. The losses, which have continued during the first quarter of 2000, are attributable to various factors, including an insufficient level of sales while it re-establishes a customer base that purchases wireless phones based on digital technology (as opposed to the former analog technology), the decision by Motorola, in November 1999, to curtail shipments to dealers, agents and retailers of wireless phones and related products, expenses related to the development of a Web site capable of e-commerce and to the legal, accounting, finance and other costs associated with the acquisition of CWI. These losses have had a material adverse effect on the Company's working capital and liquidity, and the Company will need to raise at least $3,000,000 in additional capital by May 2000 in order to continue its operations. The Company is seeking to raise capital in a private placement, but does not yet have commitments for any of this financing and there can be no assurance that it will be able to raise this capital on a timely basis or at all. See "Risk Factors - The Company Has An Immediate Need for Additional Capital" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         CWI PURCHASE PRICE ADJUSTMENT

         In March 2000, the Company entered into an agreement with the former shareholders of CWI (the "CWI Shareholders") pursuant to which the Company and the CWI Shareholders agreed that the total purchase price to be paid to the CWI Shareholders in connection with the Company's acquisition of CWI in October 1999 would be limited to the 2,250,000 shares of the Company's common stock previously delivered to the CWI Shareholders (the "Base Shares") and the $4,500,000 cash payment previously made to the CWI Shareholders. Accordingly, the $500,000 of potential additional consideration to be paid to the CWI Shareholders by the Company that had been escrowed was returned to the Company from the escrow. The Company and the CWI Shareholders further agreed that, subject to the Company obtaining additional equity capital of at least $3,900,000 on terms reasonably acceptable to the Company by April 22, 2000 (i) certain of the CWI Shareholders will contribute an aggregate of 1,300,000 Base Shares to the Company's capital for cancellation or retention as treasury stock,
(ii) the Company will indemnify the CWI Shareholders for any legal expenses they incur should certain types of claims be brought against them by creditors of the Company and (iii) the Company and the CWI Shareholders will enter into limited mutual releases.

         BANK AGREEMENT

         As a condition of the Merger, in October 1999, the Company entered into a new revolving line of credit agreement ("Credit Agreement") that, in effect, increased its existing revolving line of credit with Banc of America Commercial Finance ("BancAmerica"). The Credit Agreement expires in October 2001, and provides for borrowings of up to a maximum of $20,000,000 based on a maximum of 85% of eligible receivables and the lesser of $7,500,000 or of up to 60% of eligible inventory, as defined. Borrowings under the agreement accrue interest at the prime rate plus 2.50% per annum. The credit facility is collateralized by substantially all of the assets of the Company. At April 11, 2000, $864,000 was outstanding under this facility. The Company is currently in violation of certain financial and other covenants of the facility and is negotiating with BancAmerica in an effort to secure BancAmerica's agreement to forbear from asserting any of its rights based on these violations. For further information regarding the Credit Agreement, see "Risk Factors - The Company is Not Currently in Compliance with the Covenants of its Senior and Subordinated Debt Obligations."

WIRELESS COMMUNICATIONS INDUSTRY

         The wireless communications industry provides voice and data communications primarily through cellular telephone, personal communications services ("PCS"), personal communications networks, satellite, enhanced specialized mobile radio and paging services. Advances in system technology and equipment, the proliferation of manufacturers and the increased number of network operators have increased consumer acceptance and contributed to dramatic increases in worldwide demand for wireless communications equipment and services.

         The Company believes that the wireless communications industry should continue to grow due to economic growth, increased service availability and the lower cost of wireless service compared to conventional wired telephone systems. The Company also believes that the change from analog to digital technology should increase overall market growth and encourage consumers to purchase the next generation of wireless communications products.

         The wireless communications industry has historically provided telecommunications services primarily through analog technology. However, starting in late 1997, wireless carriers began to provide services built around digital technologies, which provide increased network capacity, more functionality, better voice quality and greater security/privacy than analog technologies. By the time digital technologies became commercially available, cellular systems in the United States had already been built to full capacity using analog technologies. Consequently, the first proponents of the new digital technologies in the United States were the PCS network operators, as they had not yet built costly infrastructures. These PCS providers now compete with incumbent cellular network operators in the United States, who have started to shift their subscribers toward digital coverage. As a result, the growth in the industry today is overwhelmingly derived from digital-based services. According to Dataquest, manufacturers of wireless handsets sold a record 162.9 million units worldwide in 1998, up 51% from the prior year, and digital mobile phones accounted for 84.6% of this total.

         The number of network operators in each market has increased as a result of deregulation within the wireless communications industry and the introduction of new technological applications such as PCS and satellite-based communications systems. Before the auctioning of the PCS spectrum in 1994, there were only two network operators per market. Today, there are as many as seven network operators in some metropolitan markets. In addition to the increased number of network operators, the proliferation of resellers in the market has intensified competition. The resulting price drop has caused network operators to offer enhanced services such as voicemail, text messaging, and caller ID in order to differentiate their services. In addition, the advent of single-rate plans has also served to increase usage. These plans have been extremely successful because they are easy for the consumer to understand and eliminate high roaming and long-distance fees.

         To increase market reach, network operators are forming strategic channel partnerships with MVNO's, national retailers, and e-retailers. As the variety of handset models expands, including third generation capabilities, the Company expects distribution flows to migrate from the agent/dealer network to these new channel partners. As a result, network operators may switch from in-house distribution to independent value-added distribution services to lower overall costs. In order to maintain their resources for marketing, sales and customer service, network operators are increasingly seeking to outsource their fulfillment and inventory management functions. Since price erosion may continue to threaten the profitability of network operators, it will become more and more necessary to offer better voice and data solutions, and to ensure that their networks and operations are efficiently managed. Quality outsourcing services are essential to the management of their business, and an Internet-based solution can offer unparalleled efficiency.

         This paradigm has created an opportunity for new channels of distribution, since one of the barriers to entry into reselling wireless services was the cost of handsets. As distribution of handsets migrates from the agent/dealer network, network operators need a solution for recruiting and supporting this new distribution channel.

         BUSINESS-TO-BUSINESS (B2B) e-COMMERCE AND ON-LINE AUCTION

         Business-to-business usage of the Internet is growing at an astounding pace as businesses realize the advantages of using e-commence and leveraging the Internet's ability to reach highly targeted audiences. It is estimated that B2B e-commerce will grow from $17.0 billion in 1998 to $327 billion in 2002. Of that amount, Forrester Research forecasts that the value of goods and services purchased through online business auctions will increase from $8.7 billion in 1998 to $52.6 billion in 2002.

         The B2B economy presents several opportunities for creating new revenue streams and reducing costs for participants. Vertical marketplaces (industry specific) and horizontal marketplaces (multiple industries) provide diverse revenue streams from advertising, auction-driven transactions, procurement for supply chains, fulfillment, and e-commerce transaction fees. The auction format has become increasingly popular as it enhances efficiency while maximizing the return for both buyers and sellers. Auctions help businesses improve operating efficiencies, reduce costs, and spur revenue by selling idle inventory and other assets at market prices. It is anticipated that Internet auction popularity will continue to increase due to the scale, reach, and real-time attributes afforded by the Internet.

         In addition to auctions, Internet marketplaces are providing single source points of purchase for buyers to locate, price, and purchase inventory requirements from multiple suppliers. Goldman Sachs Investment Research estimates that these marketplaces can reduce overall product costs from between 2% and 39%, depending on the commodity-like nature of the industry segment. The value proposition to distributors and manufacturers is reduced marketing costs, low barrier of entry for e-commerce applications, and access to a larger geographically dispersed customer base.

         Focus has adopted this new e-commerce paradigm to exchange goods, services, and information online with its trading partners. The emphasis is on channel management, thus eliminating supply chain friction and reducing transaction costs while helping wireless service providers gain access to a broader range of customers and generating new revenue opportunities through emerging channels. The benefits of B2B e-commerce to Focus may include:

               o Opening the market and integrating partners, suppliers and distribution channels.

               o Connecting Focus' new, expanded enterprise through a universal electronic medium, which in the wireless communications vertical market will be the SourceWireless.com marketplace.

               o Permitting the integration and alignment of technology, processes, and human performance with a continuously evolving strategic intent.

         The Company believes the wireless telecom industry is well positioned to utilize on-line auctions as auctions help to:

               o Maintain existing distribution channels: Network operators hold obsolete inventory of which they need to dispose. They will have the ability to dispose of this inventory into the marketplace without disrupting current distribution methods or price points.

               o Improve asset recovery value: Through dynamic pricing in a controlled distribution environment, network operators, manufacturers, distributors, and other suppliers can maximize the value of distressed and obsolete inventory by selling to the highest bidder.

               o Diversify customers' product offerings: Network operators, manufacturers and resellers can expand within the vertical domain by providing auctions for other equipment such as two-way radios, pagers, infrastructure components and test equipment.

         STRATEGY

         Historically a wholesale distributor of wireless products, Focus is transitioning its business to become a developer of B2B e-fulfillment and e-marketplace solutions for the wireless telecommunications industry. Leveraging its industry knowledge, distribution expertise, and customer base, the Company is seeking to market Internet-enabled commerce and e-fulfillment solutions for manufacturers, network operators, distributors, and other service providers throughout the United States. The Company has formed two strategic initiatives to capitalize on the opportunities presented by these emerging Internet trends.

         The first initiative is the Company's B2B e-fulfillment program which is designed to provide comprehensive, Internet-enabled facilitation programs for network operators, manufacturers, and other service providers. These services include end-to-end transaction management and the facilitation of product procurement, inventory risk management, handset programming, kitting, shipping and returned goods management. The Company is primarily focused on two new fast-emerging wireless telecom distribution channels - MVNO's and e-retailers. These new emerging distribution channels utilize their established customer bases by leveraging their brands with new bundled communication products and services such as long distance, local exchange service, Internet, home security, cable and cellular phone services. These channels may have marketing and supply agreements with Internet-service providers (ISP's), competitive local exchange carriers (CLEC's), e-retailers, utility companies, multi-level marketing groups, and Web portals. Focus intends to generate fee-based revenue by providing facilitation services to these new distribution channels. Some leading network operators are projecting these new channels to generate 10% to 25% of all new wireless subscribers beginning in 2001.

         The Company's second strategic initiative is to eventually operate one of the leading B2B wireless marketplaces for the wireless telecom industry through the Company's Web site, SourceWireless.com, acquired December 30,1999. Goldman Sachs defines an e-marketplace as "a Web Site where buyers and sellers come together to communicate, share ideas, advertise, bid in auctions, conduct transactions, and coordinate inventory and fulfillment." SourceWireless.com currently conducts online trading between buyers and sellers utilizing an auction and fixed-price catalog format, facilitates basic transactions, and provides an advertising medium for members - network operators, manufacturers, distributors, dealers and service providers - to leverage the broad reach and dynamic pricing benefits of SourceWireless.com to maximize value on excess and obsolete inventory. Distributors and manufacturers can further increase their visibility with a storefront solution to market their primary product lines. These storefronts allow participants to promote company branding, highlight product specials, and allow buyers to browse available product for purchase in the SourceWireless.com catalog. Wireless carriers and other large sellers can establish private marketplaces to make product available only to a targeted group of qualified buyers. This allows network operators to sell their excess and high-demand product to their qualified distribution channel of agents and resellers. Manufacturers can also limit buyers to only qualified distributors by utilizing a private marketplace without compromising current distribution channels. With B2B e-commerce spending forecasted at over $1.5 trillion by 2004 by Forresters Reseach, SourceWireless.com is positioned to be a part of the exploding trend of B2B e-commerce marketplaces in the fast growing wireless telecom sector. SourceWireless.com expects to earn revenue from auction commissions, advertising fees and other e-commerce transaction fees.

         Both of these strategic initiatives are expected to offer efficient sourcing methods, consultative sales techniques, and unique ordering processes not currently offered by existing competitors. Management feels the Company is positioned to offer a competitive value-added proposition to the wireless telecom industry and the specific customers it wishes to serve.

         PRODUCTS/SERVICES

         As a distributor, the Company currently offers a broad selection of wireless products purchased indirectly and directly from leading manufacturers. The Company's product offerings include a variety of hand-held and mobile cellular telephones featuring prominent brand names such as Ericsson, Motorola, Nokia, NEC, Audiovox and Samsung. The Company continually reviews and evaluates wireless products in determining the mix of products purchased for resale to customers and seeks to acquire distribution rights for products which the Company believes have the potential for significant market penetration. For the years ended December 31, 1997, 1998, and 1999, approximately, 92.0%, 92.3%, and 84.7%, respectively, of the Company's net sales were derived from sales of wireless telephones. A significant portion of the Company's sales were of Motorola, Ericsson and Nokia products. Motorola, Ericsson and Nokia handsets are not available to the Company directly from these manufacturers. Since the Company purchases these handsets from third parties, it does not obtain price protection, cooperative advertising and marketing allowances on such products.

         As part of its new strategic initiative, the Company's B2B e-fulfillment programs are designed to provide comprehensive, Internet-enabled facilitation programs for network operators, manufacturers, and other service providers. These services will include end-to-end transaction management and the facilitation of product procurement, inventory risk management, handset programming, kitting, shipping and returned goods management. In return for such services, the Company will seek to generate fees from the distribution channel or end-user. The Company is primarily focused on two new fast-emerging wireless telecom distribution channels: MVNO's and e-retailers.

         The Company's B2B marketplace, SourceWireless.com, seeks to provide prospective trading members with multiple ways to promote and sell their products and branding. Such ways include:

         Virtual StoreFronts are the cornerstone to the marketplace community for SourrceWireless.com. By bringing together large content providers such as manufacturers and distributors in one catalog marketplace, the Company offers buyers a convenient one-stop shop for locating and pricing wireless equipment from multiple suppliers. Much like shopping malls depend on anchor tenants to attract shoppers, these storefronts help drive traffic to the Company's site. The Company's storefront solutions allow manufacturers and distributors to promote their branding and available merchandise to members.

         The WirelessStore aggregates the available fixed-price merchandise from participating storefronts and lists them by specific category, or catalogs. The main page displays available product catalogs and featured sales items. Buyers can browse and purchase the available inventory by selecting an appropriate category and/or by searching for key words.

         The WirelessAuction provides an interactive on-line auction for equipment sellers to list equipment for sale to the highest bidder. Using a traditional auction method, bidders bid anonymously on listed items until the expiration of the auction close date established by the seller. If bidding fails to reach the reserve price, sellers do not sell the equipment.

         The WirelessAds area provides members with a free classified advertising section to post ads for equipment they wish to purchase or sell. This area is designed to increase membership, site visitation and the amount of time users spend on the site.

         SourceWireless.com also offers private marketplaces for large volume sellers whereby only select qualified buyers may bid on or purchase merchandise. This option is targeted to large national wireless carriers such as AT&T Wireless, PrimeCo, Arch Communications, and others who are concerned about the redistribution of their equipment. By restricting the buying market for these network operators, the Company can control the selling of this merchandise to a carrier's reseller channel, international buyers, or qualified brokers. Distributors can utilize private marketplaces to sell marked down inventory to the highest bidder or to transact directly with their preferred customer base.

         CUSTOMERS

         The Company has developed a customer base of more than 3,000 redistributors, network operators, agents, dealers and retailers. The Company believes that these categories of customers will continue to be important purchasers of the Company's products. As it moves forward with its new strategy, the Company intends to be a value-added service provider as it transitions to the B2B e-commerce and on-line auction businesses. Prospectively, it is anticipated that the Company's customer base may include a number of MVNOs, network operators, reseller and e-retailers.

         For the years ended December 31, 1997, 1998 and 1999, sales of cellular products to the Company's five largest customers accounted for approximately 36.2%, 28.6% and 21.5%, respectively, of the Company's net sales. For the year ended December 31, 1997, sales to Downtown Cellular and Brightpoint accounted for approximately 11.7% and 11.4%, respectively, of the Company's net sales. For the years ended December 31, 1998 and December 31, 1999, no single customer accounted for more than 10% of the Company's net sales.

         Brightpoint and CellStar are two of the Company's significant customers and suppliers, as well as being the Company's largest competitors. Failure or delay by these or other customers/suppliers in purchasing and/or supplying competitive products on favorable terms, or at all, would materially adversely affect the Company's sales, operating margins and ability to obtain and deliver products on a timely and competitive basis. See "Competition."

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

         The Company sells its products to customers in foreign markets, including Israel, Paraguay, Mexico, Peru, Brazil and Canada and to United States-based exporters of wireless products. For the years ended December 31, 1997, 1998 and 1999, sales of the Company's products to customers in foreign markets accounted for 17.6%, 8.0% and 9.1%, respectively, of the Company's net sales.

         SUPPLIERS

         The Company has established certain relationships with leading manufacturers and distributors of wireless products. The Company attempts to obtain adequate inventories of popular brand name products on favorable pricing terms. Inventory purchases are based on quality, price, service, customer demand, product availability and brand name recognition. Product manufacturers typically provide warranties, which the Company extends to its customers. The Company's primary suppliers of product have been other wholesale distributors. The supply of product from other wholesale distributors as compared to supplies from manufacturers is inconsistent, of higher cost, on less favorable terms and typically is without price protection and promotional allowances. The Company will continue to seek to establish additional supplier relationships with leading manufacturers of analog and digital cellular products. No assurance can be given that the Company will be able to establish such relationships.

         The Company has entered into non-exclusive arrangements with Audiovox, Motorola and Nokia pursuant to which the Company distributes wireless telephones and accessories to network operators, retailers and wholesalers. Such arrangements are terminable on short notice. The Company purchases products other than handsets from the above manufacturers and other distributors pursuant to purchase orders placed from time to time in the ordinary course of business. The Company believes that its relationships with its suppliers are satisfactory, although it is seeking to establish additional supplier relationships with selected manufacturers. The Company has recently experienced an inability to meet obligations due vendors and suppliers on a timely basis. As a result, the Company is presently on "credit hold" with many of its suppliers. For further information, see "Risk Factors - The Company Has An Immediate Need for Additional Capital" and "The Company Is Dependent On Its Principal Suppliers."

         The Company generally places orders to its suppliers on a daily basis. Purchase orders are typically filled within one to seven days and wireless products are shipped to the Company's warehouses by common carrier.

         For the years ended December 31, 1997, 1998 and 1999, the Company's four largest suppliers accounted for approximately 43.9%, 41.0% and 46.0%, respectively, of product purchases. For the year ended December 31, 1997, Brightpoint, Progressive Concepts, Inc. and Audiovox, accounted for approximately 11.9%, 11.8%, and 11.0%, respectively, of product purchases. For the year ended December 31, 1998, Sony, Audiovox and Brightpoint accounted for approximately 22.4%, 6.9%, and 6.5% respectively, of product purchases. For the year ended December 31, 1999, Audiovox, CellStar and Motorola accounted for approximately 16.8%, 13.4%, and 8.4% respectively, of product purchases. For these periods, none of the Company's other suppliers accounted for more than 10% of product purchases. Brightpoint and CellStar are two of the Company's primary competitors. Failure or delay by these or other suppliers in supplying competitive products on favorable terms, or at all, could materially adversely affect the Company's operating margins and the Company's ability to obtain and deliver products on a timely and competitive basis. See "Competition."

         SALES, MARKETING AND DISTRIBUTION

         The Company relies on direct mail catalog and its inside sales force to market its wholesale equipment to the traditional dealer customer base. During the first quarter of 2000, the Company implemented a beta version of a Web-based ordering system, allowing customers to place orders on the Internet from online catalogs. The Company anticipates a transition to online ordering by its customer base during 2000.

         The Company's e-fulfillment services have been developed by the Company's senior management team who are actively engaged in business development activities with leading network operators to jointly develop channel management opportunities. Leveraging key industry contacts, business process experience, and first-mover advantage, the Company has signed contracts with leading marketing companies engaging in wireless services subscriber marketing. These include Excel Communications, Encore Communications, and Wireless Assets.

         To promote the SourceWireless.com e-marketplace, the Company incorporates a broad-based strategy to reach the specific target market. The Company actively seeks content providers who wish to sell equipment, as well as industry management and owners who make purchasing decisions. In addition to leveraging relationships, the Company expects to utilize direct mail, telesales, networking, Internet banner ads, email broadcasts to targeted users, and print advertising in the industry's major magazines.

         The Company believes that product recognition by customers and consumers is an important factor in the marketing of the products sold by the Company. Accordingly, the Company promotes its product lines through advertising in trade publications and attendance at national and regional trade shows. The Company also solicits customers through direct mail, email, and telemarketing activities. The Company's manufacturers and dealers use a variety of methods to promote their products directly to consumers, including print and media advertising, which benefits the Company.

         ASSET MANAGEMENT

         ACCOUNTS RECEIVABLE

         For the years ended December 31, 1997, 1998 and 1999, approximately 93.6%, 86.5% and 90.3%, respectively, of the Company's sales were made on open account. The Company generally offers 30-day open account terms to its customers. As of December 31, 1997, 1998 and 1999, trade accounts receivable averaged 31.5, 28.3 and 39.2 days for sales made on open account, respectively. The Company experienced bad debt expense in 1999 of $351,000 (0.7% of 1999 sales), as compared to $108,000 in 1998 (0.4% of 1998 sales) and as compared to $3,627,000 for 1997 (4.4% of 1997 sales). The Company engages credit rating associations that provide credit rating information in connection with individual customer accounts, attempts to monitor its customers' creditworthiness and seeks to obtain advance payment or letters of credit from its foreign customers. All foreign sales are made in United States dollars. During 1999, due, in part, to nominal foreign sales, all credit insurance in force was not renewed.

         INVENTORY

         On average, the Company has historically turned inventory approximately
15.5 times per year. The Company takes physical inventory on a quarterly basis. On an annual basis, cumulative physical inventory adjustments have accounted for less than 1% of total purchases during the years ended December 31, 1997, 1998 and 1999.

         ACCOUNTS PAYABLE

         As of December 31, 1997, 1998 and 1999, trade accounts payable averaged 16.1, 16.1 and 51.0 days for purchases made on open account, respectively. At December 31, 1999 accounts payable totaled $12,298,000. The Company has recently experienced an inability to meet obligations due vendors and suppliers on a timely basis. As a result, the Company is presently on "credit hold" with many of its suppliers. For further information, see "Risk Factors - The Company Has An Immediate Need for Additional Capital" and "Risk Factors - The Company Is Dependent On Its Principal Suppliers."

         MANAGEMENT INFORMATION SYSTEMS

         The Company believes that inventory control and other information systems are important factors in providing customers with competitive prices and rapid delivery of a variety of products. Accordingly, the Company currently maintains financial, accounting and management controls for its operations through the use of a centralized accounting system and management information system. The Company has experienced and continues to experience reliability concerns with its accounting system as well as limitations with its proprietary order entry and fulfillment system. In order to replace the accounting system with a more reliable solution and expand the Web enabled services offered by the e-fulfillment and e-marketplace initiatives, the Company anticipates expending substantial capital on information technology requirements. Management is currently exploring various information technology solutions ranging in cost from $1,000,000 to $5,000,000 over the next twelve months. See below under "Risk Factors - The Company Plans to Replace its Information Technology Systems and Expand its Operations."

         COMPETITION

         The market for wireless communication products is characterized by intense price competition and significant price erosion over the life of a product. The Company's wholesale distribution business competes principally on the basis of price and product availability. The Company competes with numerous well-established wholesale distributors and manufacturers of wireless equipment, including the Company's customers and suppliers, as well as with providers of cellular services, most of which possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations for success in the distribution, sale and service of cellular products. A number of these competitors have the financial resources necessary to enable them to withstand substantial price competition and implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products.

         The Company's e-fulfillment services compete mainly with established internal operations of the Company's target customers as well as other large wireless equipment distributors, including Brightpoint and CellStar. Both of these competitors are dynamic global companies and very diverse in their product and service offerings. Management believes that the ability for any one competitor to dominate a specific distribution channel in any one country may not be practical. Management believes that the Company's agility as a smaller vertical supplier can provide a distinct competitive advantage.

         The emergence of the B2B e-marketplace is relatively new, and consequently, to management's knowledge, there is no forefront provider of e-commerce marketplace services for the wireless industry. There are, however, a number of established industry specific marketplace sites offering e-commerce and auction solutions in other industries. VerticalNet.com, a publicly traded operator of industry vertical market hubs, operates 56 portals in a variety of industries including communications, environmental, foodservice/hospitality, healthcare, and metals. VerticalNet.com currently has two portals related to the wireless industry, WirelessDesignOnline.com, which is narrowly targeted to the RF engineers of wireless companies, and WirelessNetworksOnline.com, targeted to executives and buyers in wireless network operators. These sites are more advertising and information intensive, and do not offer product features or extensive e-commerce and auction services to their members. The Company also competes with other Web sites offering either auctions or product listing services.

         The Company has experienced and expects to continue to experience significant price competition in the sale of analog and digital wireless products. The Company believes this price competition is reflective of the lack of direct supplier relationships for high demand digital cellular product and the advent and customer acceptance of digital products. The primary suppliers of product and the primary customers of the Company have been other wholesale distributors. The supply of product from other wholesale distributors as compared to supplies from manufacturers is inconsistent, of higher cost, on less favorable terms and typically is without price protection and promotional allowances. The Company will continue to seek to establish additional supplier relationships with leading manufacturers of analog and digital cellular products. No assurance can be given that the Company will be able to establish such relationships. The Company expects its competitors to offer new and existing products and services at prices necessary to gain and retain market share. Certain of the Company's competitors have substantial financial resources, which enable them to withstand intense price competition or sustain a market downturn better than the Company. Furthermore, no assurance can be given that competitors of the Company (many of which are the Company's suppliers) will not develop enhanced services that the Company will not be able to match based on its industry expertise and financial position.

         Additionally, it is the Company's belief that the wide acceptance of the digital format has had a negative impact on the demand for analog cellular product. The Company has not secured a strategic relationship allowing it to access digital PCS products directly. Manufacturers currently in the digital PCS market have selected distributors and distribution channels other than the Company. As other manufacturers present their products to the digital market, they may compete directly with the Company, or enter into joint ventures or strategic relationships with the Company's competitors, in which case the Company's ability to access and sell such products could be reduced or eliminated. The Company's results of operations, net sales, profitability and financial condition have been and will continue to be adversely impacted until access to a consistent supply of digital products at commercially competitive rates is maintained at levels to sustain growth and profitability.

         The wireless distribution industry is characterized by low barriers to entry and the frequent introduction of new products. The industry is evolving, with value-added services becoming of increased importance to the market. This evolution is expected to increase entry barriers, as value added services require increased human resources, management information systems and equipment. The Company's ability to continue to compete successfully will be dependent on its ability to anticipate and respond both strategically and financially to various competitive factors affecting the industry, including new products and services, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions particularly recessionary conditions adversely affecting consumer spending and discount pricing strategies and promotional activities by network operators.

         The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the Company's success is dependent upon its ability to anticipate technological changes in the industry and to continually identify, obtain and successfully market new products that satisfy evolving industry and customer requirements. The use of alternative wireless technologies, including digital and satellite communications systems, will reduce demand for existing cellular products, increasing risk associated with the granting of credit and inventory obsolescence. Upon widespread commercial introduction, digital satellite communications systems and other new wireless technologies could materially change the types of products sold by the Company and its suppliers and result in further significant price competition. There can be no assurance that the Company will be able to continue to compete successfully, or will have the financial capability to sustain its business particularly as domestic cellular markets mature and the Company seeks to enter into new markets and market new products and services.

         The Company's current primary competitors include Brightpoint and CellStar. For the year ended December 31, 1999, the Company secured from the foregoing entities 18.2% of its product purchases. The occurrence of either increased price competition and/or the lack of supply of such products would have an adverse effect on the Company.

         EMPLOYEES

         At March 31, 2000, the Company had 69 employees, of which five are in executive positions, 16 are engaged in sales and marketing, 13 are engaged in warehouse operations and 35 engaged in accounting and administrative activities. There are no employees covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

         RISK FACTORS

         All statements other than statements of historical facts included in this report, including without limitation, statements under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Cautionary statements describing important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements.

         In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating the Company's business and prospects:

THE COMPANY HAS AN IMMEDIATE NEED FOR ADDITIONAL CAPITAL

         The Company has an immediate need for additional capital in order to continue its current operations and proceed with its business plan. The Company anticipates that it will need to secure financing in the amount of approximately $3,000,000 by May 2000 in order to prevent an immediate suspension of its current operations. In addition, the Company expects to require significant additional capital in order to develop its information technology capabilities and take the other steps necessary to position the Company as a competitive B2B e-fulfillment and e-marketplace solutions provider. If the Company is unable to raise additional capital, it may be forced to discontinue its current operations or delay the implementation of its business plan, either of which would have a material adverse effect on the Company.

         As described below under "The Company is Not Currently in Compliance with the Covenants of its Senior and Subordinated Debt Obligations," the Company is currently not able to draw down any further amounts under its $20,000,000 senior debt facility as a result of covenant noncompliance. The Company does not at this time have any other commitment from any third party to provide additional financing, and the Company may be unable to obtain financing on reasonable terms or at all. Furthermore, if the Company raises additional capital through the sale of equity, its shareholders will experience dilution.

THE COMPANY IS NOT CURRENTLY IN COMPLIANCE WITH THE COVENANTS OF ITS SENIOR AND SUBORDINATED DEBT OBLIGATIONS

         The Company is not currently in compliance with the covenants of its $20,000,000 senior debt facility from BancAmerica, under which $864,000 was outstanding as of April 11, 2000. As a result, the Company is currently not able to draw down any further amounts under the facility. In addition, the Company is not currently in compliance with the covenants of its outstanding $1,000,000 subordinated note payable to Critical Capital L.P. ("Critical Capital") or its outstanding $1,200,000 subordinated note payable to American National Bank ("ANB").

         The Company has obtained a one-time waiver of its noncompliance from ANB. The Company is seeking a similar waiver from Critical Capital and is negotiating with BancAmerica in an effort to secure BancAmerica's agreement to forbear from asserting any of its rights based on the Company's covenant violations. Critical Capital has indicated its intent to grant the Company a limited waiver with respect to its covenant defaults. However, Critical Capital has indicated that it will impose certain conditions with respect to this waiver and will limit the time for which this waiver is applicable. If either lender refuses to grant a waiver or forbearance, such lender could elect to declare all of the Company's indebtedness owing to such lender immediately due and payable, including accrued and unpaid interest, and, in the case of BancAmerica, could terminate its commitments with respect to funding obligations under the facility. In addition, such lender could proceed against the collateral securing the Company's indebtedness, which includes substantially all of the Company's assets. This would have a material adverse affect on the Company's current operations and future prospects.

THE COMPANY IS HIGHLY LEVERAGED

         At April 11, 2000, the Company had outstanding $864,000 under its senior debt facility, approximately $2,200,000 in subordinated indebtedness and approximately $10,500,000 in trade payables. As a result of its high leverage, the Company is required to devote substantially all of its cash flow to debt service, and therefore is prevented from devoting substantial cash flow to its current operations or the development of the infrastructure necessary to proceed with its business plan. Further, the Company is currently unable to pay trade creditors in a timely fashion, which may damage the Company's relationships with these creditors, and, as a result, further impair the Company's ability to maintain its current operations or proceed with its business plan.

THE COMPANY HAS RECENT AND ANTICIPATED CONTINUING LOSSES

         The Company has incurred operating losses for the years ended December 31, 1997, 1998 and 1999, and it anticipates that it will incur further losses throughout 2000. The Company's initiative to position itself as a competitive B2B e-fulfillment solutions provider will require the Company to make substantial up-front expenditures to develop its information technology capabilities and other infrastructure necessary to successfully compete in the B2B market. The Company expects to incur significant operating and capital expenditures and, as a result, will need to generate significant revenue to achieve and maintain profitability. There can be no assurance that the Company will generate sufficient revenue to achieve profitability. Even if the Company does achieve profitability, there can be no assurance that it can sustain or increase profitability in the future. If revenues grow slower than the Company anticipates, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected.

THE COMPANY PLANS TO REPLACE ITS INFORMATION TECHNOLOGY SYSTEMS AND EXPAND ITS OPERATIONS

         The Company plans to achieve and maintain operating profitability by redeveloping its information technology systems and expanding its operations. The success of this plan will be largely dependent on the Company's ability to:

               o    secure additional capital

               o    execute its B2B e-fullfillment plan

               o    maintain operating and gross margins

               o    secure an adequate supply of competitive products

               o hire and retain skilled technology, marketing and other personnel

               o successfully manage growth by monitoring operations, controlling costs and maintaining effective management, inventory and credit controls

               o develop and maintain relationships with leading manufacturers, dealers, agents, network operators and sub-agents of wireless products

         The Company does not at this time have vendor support for its accounting system. In the unlikely event of a catastrophic failure of the main server for this system, it is possible that the Company would not be able to process accounting transactions on a timely basis. The Company believes that it should be able to eliminate this risk by switching accounting systems. Management estimates that it will need to invest from $1,000,000 to $5,000,000 in information technology infrastructure over the next 12 months to meet current back-office system requirements and expand its Web-centric technology to meet the needs of its planned business initiatives.

         The Company has limited experience in expansion efforts and there can be no assurance that its planned expansion will be successful. Further, if the Company fails to redevelop its information technology systems in a timely fashion, the Company's competitive position would be materially adversely affected.

THE COMPANY RECENTLY ACQUIRED CELLULAR WHOLESALERS, INC.

         The Company recently acquired CWI, a privately owned wholesale distributor of wireless communications products. In connection with this acquisition:

               o CWI has generated unanticipated operating losses since the acquisition which have made it necessary for the Company to restructure its operations

               o the Company may be unable to successfully integrate CWI's operations with the Company's current operations

               o the conversion into common stock and warrants of the notes the Company issued in its $5,152,400 convertible debt financing has required the Company to issue a substantial number of shares of its common stock and will require the Company to issue a substantial number of additional shares upon exercise of the warrants

               o affiliates of CWI will continue to have significant transactions with it after the acquisition

               o due to the excess of the purchase price over the book value of CWI, the Company will amortize significant goodwill for accounting purposes against future reported earnings

         As described above under "Business - Recent Developments," the Company has entered into an agreement with the former shareholders of CWI (the "CWI Shareholders") pursuant to which the Company and the CWI Shareholders agreed that the total purchase price to be paid to the CWI Shareholders in connection with the Company's acquisition of CWI in October 1999 would be limited to the 2,250,000 shares of the Company's common stock previously delivered to the CWI Shareholders (the "Base Shares") and the $4,500,000 cash payment previously made to the CWI Shareholders. The Company and the CWI Shareholders further agreed that, subject to the Company obtaining additional equity capital of at least $3,900,000 by April 22, 2000 on terms reasonably acceptable to the Company, certain of the CWI Shareholders will contribute an aggregate of 1,300,000 Base Shares to the Company's capital for cancellation or retention as treasury stock. If the Company fails to obtain such additional equity capital within the required time period, it may adversely impact on the Company's ability to secure additional working capital in the future.

THE COMPANY RECENTLY ACQUIRED SOURCEWIRELESS.COM

         The Company recently acquired SourceWireless.com, which operates an auction Web site for wireless communications products inventory. SourceWireless.com's limited operating history makes it difficult to evaluate its current prospects or accurately predict its future revenue or results of operations. Companies in early stages of development, particularly companies in new and rapidly evolving Internet industry segments, are generally more vulnerable to risks, uncertainties, expenses and difficulties than more established companies. The Web site auction business is new and evolving, and it is difficult to predict the size of the market, its future rate of growth, if any, or the level of prices the market will pay for related services. If markets develop more slowly than expected or become saturated with competitors, or the Company's services do not achieve or sustain market acceptance, the Company will be unlikely to be able to successfully operate this business. SourceWireless.com has generated only nominal revenue to date, and the Company expects it to incur operating losses for at least the next twelve months as the Company makes expenditures to develop its business, and there can be no assurance that SourceWireless.com will generate significant revenue in the future.

THE COMPANY IS DEPENDENT ON ITS PRINCIPAL SUPPLIERS

         The Company is dependent on network operators, equipment manufacturers and distributors for all of its supply of cellular telephones and accessories. The Company relies on its suppliers to provide adequate inventories of popular brand name products on a timely basis and on favorable pricing terms. The Company generally does not maintain supply agreements. Instead, the Company purchases products under purchase orders on an on-going basis. The Company's suppliers may not continue to offer competitive products to the Company on favorable terms when the Company needs them.

THE COMPANY FACES INTENSE COMPETITION FROM OTHER DISTRIBUTORS OF WIRELESS
PRODUCTS

         The markets for wireless communications products are characterized by intense price competition and significant price erosion over the life of a product. The Company competes with numerous well-established wholesale distributors and manufacturers of wireless equipment, including the Company's customers and suppliers, as well as providers of wireless services. Many of the Company's competitors possess greater financial, marketing, personnel and other resources than the Company. Brightpoint and CellStar, historically two of the Company's principal suppliers, are also two of the Company's primary competitors. Some of the Company's competitors have the financial resources that allow them to withstand substantial price competition and implement extensive advertising and promotional programs. The wireless distribution industry is also characterized by low barriers to entry and frequent introduction of new products. The Company's ability to compete successfully will be largely dependent on its ability to enhance its current vendor relationships and anticipate and respond to various competitive factors affecting the industry, including:

               o    new products

               o    changes in consumer preferences

               o    demographic trends

               o economic conditions, including recessions that decrease consumer spending

               o discount pricing and promotional strategies by network operators

               o    consolidating trends in the industry

               o    the challenges posed by new technologies


There can be no assurance that the Company will be able to compete effectively, particularly as domestic wireless markets mature and it seeks to enter into new markets and market new products and services.

THE COMPANY MAY HAVE LOSSES DUE TO BAD CREDIT

         The Company makes most of its sales by extending credit to customers, and the Company may be unable to collect payment from some of them. The Company has been required to write off significant accounts receivable balances in the past. The Company's accounts receivable, less an allowance for doubtful accounts of $1,000,000, were approximately $9,659,000 at December 31, 1999. Delays in collection or uncollectibility of accounts receivable could harm the Company's liquidity and working capital position.

THE COMPANY MAY BE UNABLE TO ADJUST TO EVOLVING INDUSTRY STANDARDS AND RAPID TECHNOLOGICAL CHANGE

         The markets for wireless communications products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. Accordingly, the Company's marketing strategy and ultimate success is dependent upon its ability to anticipate technological changes in the industry. Technology will probably play an even greater role going forward, as the Company implements its plan to focus on the B2B and Internet auction businesses.

THE COMPANY MAY HAVE EXCESS OR OBSOLETE INVENTORY

         The Company acquires inventory in advance of product shipments. Because forecasting the desirable level of inventory is difficult, the Company may forecast incorrectly and stock excess inventory of particular products. Furthermore, the value of the Company's inventory may decrease due to price reductions by competitors, obsolescence due to technological change and product quality problems. The Company has in the past incurred significant declines in its inventory value and any future declines could have a material adverse effect on the Company's business.

THERE ARE POSSIBLE MEDICAL RISKS ASSOCIATED WITH WIRELESS TELEPHONES

         Lawsuits have been filed against manufacturers of wireless telephones alleging possible medical risks, including brain cancer, associated with electromagnetic fields emitted by cellular telephones. Scientific research has not been conclusive on the effect of cellular telephones on humans. Future studies confirming health risks associated with cellular telephones could harm the Company's business. Furthermore, the perception of health risks could harm the Company's ability to sell wireless telephone products. As a distributor of wireless telephones, the Company could be subject to lawsuits filed by plaintiffs alleging health risks. The Company does not carry product liability insurance.

THE COMPANY'S BUSINESS IS DEPENDENT ON ITS NEW MANAGEMENT TEAM

         The Company's future success depends to a significant extent on the continued services of its senior management, who have only recently joined the Company. Michael Hedge joined the Company as an executive vice president in February 1999 and became the Company's president and chief executive officer as well as a director in April 1999. John Swinehart, who had served as the Company's chief executive officer and a director since November 1998, became chairman of the board and chief operating officer in April 1999 and vice president of finance in March 2000. Other key officers and employees include Mark Fruehan, the Company's executive vice president of business development since May 1999, and Jim Krohn, the Company's chief financial officer since February 2000. The loss or interruption of the services of one or more of these individuals could have a material adverse effect on the Company's business and prospects.

ITEM 2.  PROPERTIES

         In October 1999, the Company moved its executive offices to Lewisville, Texas. This facility provides 3,317 square feet of office space. The lease is for a five-year term beginning October 1999, and provides for an initial monthly rent of $5,805 with annual escalation based on the Consumer Price Index. At the end of the initial lease term, the Company has an option to extend the lease for a period of five years.

         In November 1998, CWI entered into an agreement to lease a 60,854 square foot facility located in Lincolnshire, Illinois. The Company assumed this lease in connection with its acquisition of CWI. The term of this lease is for a period of 10 years and two months commencing November 3, 1998 and ending December 31, 2008. The lease provides for the current monthly rent of $32,962.58 through December 31, 2001, with an increase in years four and seven (January 1, 2002 and January 1, 2005). At the end of the initial lease term, the Company may extend the lease for two successive periods of five years each.

         In September 1999, Focus entered into an agreement with Circle International, Inc. whereby Circle will provide warehousing and services to distribute cellular phones and accessories for Focus. This agreement is in effect until September 2002. Either party has the right to terminate the agreement upon at least ninety days written notice to the other party. Immediate termination can occur if either party becomes insolvent.

         Focus pays a monthly fee of $2,750.00 for 5,000 square feet of warehouse space. In addition, a fee is charged for each shipment filled, and Focus must pay for shipping supplies and transportation charges. By exceeding certain shipment levels, the Company may earn credits against rent payments.

         In February 1998, the Company leased a 33,000 square foot office and warehouse facility in Chatsworth, California. This facility provides 23,000 square feet of warehouse and 10,000 square feet of operations and office space. The lease is for a three-year term beginning February 1, 1998, and provides for an initial monthly rent of $18,495, with annual escalation based on the Consumer Price Index. In May 1998, the Company subleased approximately 11,000 square feet of the facility for the same remaining lease term as the underlying lease. On March 17, 2000, the Company substantially closed its operations within the Chatsworth facility. The Company will seek to sublease the property through the term of its lease obligation.

         The Company leased a 12,800 square foot facility in Miami, Florida. This facility was closed effective March 3, 2000 and the monthly rental obligation of $8,065 through December 2002 will be borne by the Company until a suitable sub-lease can be arranged.

         The Company believes that its existing facilities are adequate for its current and future requirements and that additional space will be available as needed to accommodate future expansion of its operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 29, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Michael Hedge (with 6,854,453 affirmative votes and 35,400 withheld), Vinay Sharma (with 6,854,453 affirmative votes and 35,400 withheld), J. Sherman Henderson (with 6,854,453 affirmative votes and 35,400 withheld), John Swinehart (with 6,854,453 affirmative votes and 35,400 withheld), and Mark M. Laisure (with 6,854,435 affirmative votes and 35,400 withheld).

         The stockholders also approved the issuance of common stock to the stockholders of CWI (with 5,295,653 affirmative votes, 13,078 against, 5,935 abstaining and 1,575,187 broker non-votes).

         The stockholders also approved the change in the name of the Company to Focus Affiliates, Inc. (with 5,269,553 affirmative votes, 27,428 against, 21,035 abstaining and 1,571,837 broker non-votes).

         The stockholders also approved an amendment to the Company's certificate of incorporation to increase the number of shares of common stock authorized from 15,000,000 to 25,000,000 (with 5,239,773 affirmative votes, 67,108 against, 11,135 abstaining and 1,571,837 broker non-votes).

         The stockholders also approved an amendment the Company's 1998 Stock Option Plan to increase the number of shares of common stock issuable upon the exercise of options granted under the plan (with 5,178,713 affirmative votes, 122,218 against, 13,735 abstaining and 1,575,187 broker non-votes).

         The stockholders also ratified the appointment of Hollander, Lumer & Co. LLP as the independent auditors for the Company for the fiscal year ending December 31, 1999 (with 6,865,708 affirmative votes, 13,600 against and 10,545 abstaining). Hollander, Lumer & Co. LLP was subsequently replaced by Arthur Andersen LLP, effective January 3, 2000. See below under "ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

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

                                    HIGH        LOW
                                  --------   --------

Year Ended December 31, 1998
           First Quarter          $   5.50   $   3.00
           Second Quarter         $   3.25   $   0.50
           Third Quarter          $   1.88   $   0.13
           Fourth Quarter         $   6.88   $   0.50

Year Ended December 31, 1999
           First Quarter          $   5.00   $   2.13
           Second Quarter         $   6.63   $   2.69
           Third Quarter          $   7.75   $   4.81
           Fourth Quarter         $   6.81   $   3.06

Year Ended December 31, 2000
           First Quarter          $   6.50   $   2.75

         Such quotations reflect inter-dealer bids, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

         On March 31, 2000, the closing price of the Common Stock on Nasdaq was $2.8125. As of March 31, 2000, there were approximately 196 holders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial owners of its Common Stock whose shares are held in "street name."

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

         RECENT SALES OF UNREGISTERED SECURITIES

         The Company did not make any unregistered sales of securities during the fourth quarter of the year ended December 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data for each of the five years in the period ended December 31, 1999 have been derived from the audited financial statement of the Company. The financial statements for the year ended December 31, 1995 were audited by Richard A. Eisner, LLP. The financial statements for the three years ended December 31, 1998 were audited by Hollander, Lumer & Co. LLP. The financial statements for the year ended December 31, 1999 were audited by Arthur Andersen LLP.

         The financial data set forth below at December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, have been derived from the audited financial statements of the Company and should be read in conjunction with the financial statements and notes there to commencing on page F-1 and "Item 8. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company acquired CWI on October 29, 1999. The accompanying selected financial data reflects the historical operating results of CWI, including the results of operations of CWI since October 29, 1999. This acquisition affects the comparability of the respective prior year data. For information on the pro forma impact of the 1999 acquisition of CWI, see Note 4 to the Company's financial statements commencing at page F-1 of this report.

         STATEMENT OF OPERATIONS DATA:

         (In Thousands, Except Share and Per Share Data)

                                                                    Year Ended December 31,
                                                1999           1998           1997           1996           1995
                                              --------       --------       --------       --------       --------

Net Sales ..............................      $ 46,498       $ 27,787       $ 81,401       $ 81,225       $ 69,850

Cost of Sales ..........................        43,992         26,152         77,862         77,555         67,485
                                              --------       --------       --------       --------       --------

Gross Profit ...........................         2,506          1,635          3,539          3,670          2,365

Selling, General and
Administrative Expenses ................         7,683          4,167          8,930          2,747          1,877
                                              --------       --------       --------       --------       --------

Income (Loss) from Operations ..........        (5,177)        (2,532)        (5,391)           923            488

Other Income (Expense) .................          (469)          (237)          (391)          (392)           (86)
                                              --------       --------       --------       --------       --------

Income (Loss) Before Income ............        (5,646)        (2,769)        (5,782)           531            402

Income Tax Expense (Benefit) ...........            --             --            334           (308)            --
                                              --------       --------       --------       --------       --------
Net (Loss) Income ......................        (5,646)        (2,769)        (6,116)           839            402

Pro Forma Net Income (Loss)(1) .........        (5,646)        (2,769)        (6,116)           315            236

Net Income (Loss) Per Share
(Basic and Diluted) ....................         (0.77)         (0.63)         (1.37)           N/A            N/A

Pro Forma Net Income (Loss)
Per Share (Basic and Diluted)(2) .......           N/A            N/A            N/A           0.15           0.12

Weighted Average Number of
Common Shares Outstanding ..............      7,365,143      4,420,012      4,451,182      2,113,674      2,030,000

Weighted Average Number of Common
Shares Outstanding
(Diluted) ..............................      7,365,143      4,420,012      4,451,182      2,114,641      2,030,000

     BALANCE SHEET DATA:
     (In Thousands)


                                                                As of December 31,
                                                1999        1998        1997       1996      1995
                                              -------     -------     -------    -------   -------

     Working Capital (Deficiency) .....       $(5,101)    $ 2,490     $ 3,596    $ 8,432   $  (243)

     Total Assets ......................       44,234       4,178      11,414     16,025     8,604

     Total Debt ........................       15,168          --       3,402         --     2,490

     Total Liabilities .................       30,364       1,329       7,381      7,216     8,590

     Shareholders' Equity ..............       13,869       2,849       4,033      8,809        14

-----------------
     (1) Includes pro forma adjustments for income taxes.

     (2) Based on pro forma net income and the weighted average number of shares of Common Stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company's statement of operations. The statement of operations contained in the Company's financial statements and the following table include pro forma adjustment for income taxes.

     PERCENTAGES OF NET SALES:


                                                                 Year Ended December 31,
                                                             1999       1998       1997
                                                          ---------  ---------  ---------

Net Sales ........................................        100.0%       100.0%       100.0%

Cost of Sales ....................................         94.4         94.1         95.6
                                                        -------      -------      -------

Gross Profit .....................................          5.6          5.9          4.4

Selling, General and Administrative Expenses .....         16.6         15.0         11.0
                                                        -------      -------      -------

Loss from Operations .............................        (11.0)        (9.1)        (6.6)

Other Expense ....................................         (1.0)        (0.9)        (0.5)

Income Tax Expense ...............................           --           --          0.4
                                                        -------      -------      -------

Net Loss .........................................        (12.0)       (10.0)        (7.5)

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net sales were $46,498,000 in 1999 compared to $27,787,000 in 1998. The increase of $18,711,000 or 67.3% is a function of the inclusion of two months of net sales attributable to CWI and an increase in the volume of products sold. Volume gains were particularly strong during the third and fourth quarters of the year as the Company was able to obtain certain in-demand product from vendors which was not as readily available to the Company in 1998.

         Gross profit was increased by $871,000 or 53.2% from $1,635,000 or 5.9% of net sales in 1998 to $2,506,000 or 5.4% of net sales in 1999. The gross profit increase was in line with the year over year sales increase.

         Selling, general and administrative expenses increased by $3,516,000 or 84.4% from $4,167,000 or 15.0% of net sales in 1998 to $7,683,000 or 16.5% of net sales in 1999. The increase in selling, general and administrative expenses and the higher expense rate was attributable to non-capitalizable integration costs associated with the merger of CWI, severance costs to former management, and costs associated with the Company's effort to establish and develop its new B2B strategy.

         Interest expense increased from $204,000 in 1998 to $406,000 in 1999 as a result of additional borrowing necessary to finance the increased working capital requirement of the merger as well as the interest costs associated with the subordinated debt utilized to finance a portion of the merger.

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

         Gross profit decreased by $1,904,000, or 53.8%, from 1997 to 1998 and as a percentage of net sales increased from approximately 4.5% to approximately 5.9%, respectively, during these periods. The decrease in gross profit from 1997 to 1998 is in line with the decrease in sales. The increase in gross profits as percentage of sales is due to a somewhat more favorable mix of products offered by the Company in 1998 versus 1997.

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

         In 1997, the Company incurred non-recurring expenses totaling $1,300,000. Of this amount, $1,024,000 was incurred in connection with the audit of the Company's financial statements for the year ended December 31, 1996, consisting primarily of professional fees, including the fees of its prior auditor, fees of special counsel and a special auditor retained by the Company's Audit Committee. In December 1997, the Company terminated acquisition negotiations with Pacific Unplugged Communications, Inc. Such negotiations had been ongoing since a non-binding letter of intent was signed by the parties in August 1997. In connection with the proposed acquisition, the Company incurred and expensed, as non-recurring, $276,000 of professional and legal fees.

         Interest expense for 1997 and 1998 was $444,000 and $204,000, respectively. Interest expense is primarily attributable to borrowings under the Company's prior line-of-credit with Banc America, which during 1997, averaged $3,016,000 at an average interest rate of 10.25% per annum. At December 31, 1997, there was $3,402,000 of borrowing under this credit line. During 1998, the borrowings averaged $2,376,000 at an average interest rate of 7.1% per annum. For most of 1998, the Company was not in compliance with covenants of the Banc America line-of-credit, and several amendments to the line-of-credit agreement reduced the Company's ability to borrow funds for most of 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Losses incurred in 1999, particularly during the fourth quarter of 1999, and additional working capital requirements associated with the merger of CWI have had a significant negative impact on working capital of the Company. As of December 31, 1999, the Company's working capital position was a deficit of $5,101,000. The Company's continuing losses in the first quarter of 2000 continue to severely restrict the Company's liquidity and have caused the Company to operate on restricted terms with certain vendors.

         Cash used in operating activities was $2,408,000 in 1999, as compared to cash provided by operating activities of $2,930,00 in 1998. The primary cause for the increase in cash used in operating activities for 1999 compared to 1998 was increased losses and additional working capital needs. In 1998, the Company was able to generate cash flow by reducing inventory and receivable levels by $4,510,000 and $2,467,000, respectively. In 1999, inventory levels (exclusive of acquired CWI balances) increased by $3,130,000, whereas receivables remained relatively flat between years.

         Excluding the impact of the Company's acquisitions in 1999, cash used in investing activities increased from $278,000 in 1998 to $976,000 in 1999. The cash paid for the CWI and TWG acquisitions was $5,122,000.

         Cash flows from financing activities increased to $10,639,000 in 1999 from a use of cash in financing activities of $2,290,000 in 1998. The increase was due to the financing of the CWI acquisition and additional borrowings on the revolving credit facility to finance increased working capital requirements as discussed above.

         During 1999 and the first quarter of 2000, the Company continued to incur significant losses, the continuation of which could have a materially adverse impact on its cash flow and liquidity. The Company is currently not in compliance with the covenants of its debt facility with BancAmerica, which restricts its ability to draw any further amounts under the facility. At April 11, 2000, there was $864,000 outstanding under this facility. In addition, the Company is not currently in compliance with the covenants of its outstanding $1,000,000 subordinated note payable to Critical Capital L.P. ("Critical Capital") or its outstanding $1,200,000 subordinated note payable to American National Bank ("ANB"). The Company has obtained a one-time waiver of its noncompliance from ANB. The Company is seeking a similar waiver from Critical Capital and is negotiating with BancAmerica in an effort to secure BancAmerica's agreement to forbear from asserting any of its rights based on the Company's covenant violations. Critical Capital has indicated its intent to grant the Company a limited waiver with respect to its covenant defaults. However, Critical Capital has indicated that it will impose certain conditions with respect to this waiver and will limit the time for which this waiver is applicable. If either lender refuses to grant a waiver or forbearance, such lender could elect to declare all of the Company's indebtedness owing to such lender immediately due and payable, including accrued and unpaid interest. See above under "Risk Factors - The Company is Not Currently in Compliance with the Covenants of its Senior and Subordinated Debt Obligations."

         Although the Company continues to have available credit through many of its vendors, there is no assurance that credit available to the Company will be sufficient to maintain the current level of its operations. In addition, the lack of borrowing capability further inhibits the Company's ability to finance new business initiatives including the relationships with network operators and manufacturers that would require additional working capital. As described above under "Risk Factors - The Company Has An Immediate Need for Additional Capital," the Company anticipates that it will need to secure approximately $3,000,000 in financing by May 2000 to prevent an immediate suspension of its current operations.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         At December 31, 1998, the Company had working capital of $2,490,000 compared to working capital of $3,596,000 at December 31, 1997. The decrease in working capital was primarily attributable to decreased accounts receivables from lower sales and lower inventory caused by a short supply of product offset by lower borrowings under the Company's former credit line.

         Net cash provided by (used in) operating activities was $2,930,000 in 1998, and ($5,374,000) in 1997. The increase in cash provided by operations for 1998 was primarily attributable to the reduced net loss, and decrease in accounts receivable and inventory. Net cash used in investing activities was $278,000 in 1998, versus cash provided by investing activities of $1,505,000 in 1997. The decrease in cash provided by investing activities was primarily attributable to proceeds from the collection of notes receivable in 1997. Net cash provided by (used in) financing activities was ($2,290,000) in 1998 and $3,869,000 in 1997. The decrease was primarily attributable to advances under the Company's line of credit in 1997 while in 1998, the Company repaid and terminated this line of credit with a portion of the proceeds from its private placement of convertible notes. In January 1997, the managing underwriter exercised an over-allotment option (the "Over-allotment Option") to purchase an additional 300,000 shares of common stock, resulting in net proceeds of $1,341,000. In November 1998, the Company consummated a private placement of convertible notes, resulting in net proceeds of $1,288,000 ($1,500,000 net of $212,000 offering costs).

         YEAR 2000

         The Company completed its comprehensive review, testing, validation and implementation of all information technology ("IT") and non-IT systems before the end of 1999. This project included an evaluation of internally developed software, third-party software, technology hardware, third-party interfaces and assessments of third-party Year 2000 ("Y2K") compliance. During 1999, the Company incurred project costs of less than $25,000 relating to its Y2K remediation efforts. The majority of the cost incurred pertained to necessary technological hardware and software which were appropriately capitalized. Based on all system tests performed after January 1, 2000, the Company did not experience any material Y2K problem. The Company believes that all of its IT and non-IT systems are currently operating properly, and the Company does not anticipate any material or significant problem to arise in the future.

         SEASONALITY

         Sales of the Company's products are seasonal and are a function of consumer sales, with peak product shipments typically occurring in the third and fourth quarters.

         INFLATION

         Inflation has historically not had a material effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that its exposure to market risk related to changes in foreign exchange rates, interest rate fluctuations and trade accounts receivable is immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements appear in a separate section of this report as pages F-1 through F-21 following Part IV. The unaudited Quarterly Results of Operations are as follows (in thousands except per share data):

                             First            Second          Third        Fourth

1999
Net sales                   $6,666            $7,553         $13,437      $18,842
Gross profit                   465               357             804          880
Net loss                      (493)           (1,681)           (292)      (3,205)
Net loss per share           (0.08)            (0.24)          (0.04)       (0.34)

1998
Net sales                    $9,931           $8,685          $4,142       $5,029
Gross profit                    374              649             122          490
Net loss                     (1,175)            (562)           (840)        (192)
Net loss per share            (0.27)           (0.13)          (0.19)       (0.04)

1997
Net sales                   $21,782          $19,211         $20,512      $19,896
Gross profit                  1,292            1,180             622          445
Net loss                       (382)             (48)         (2,033)      (3,653)
Net loss per share            (0.08)           (0.01)          (0.46)       (0.82)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 10, 1998, BDO Seidman, LLP, the accounting firm that audited the Company's financial statements at December 31, 1996 and 1997 and for the years ended December 31, 1996 and 1997, resigned as the Company's independent auditor. The report of BDO Seidman, LLP for the fiscal years ended December 31, 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the audit period for the fiscal years ended December 31, 1996 and 1997, and during the interim period prior to BDO Seidman LLP's resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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

         On January 3, 2000, the Company engaged the accounting firm of Arthur Andersen LLP as the Company's independent accountants. The Company, on that same date, also informed Hollander, Lumer & Co., LLP of their dismissal effective January 3, 2000. The decision to change independent accountants was made upon the recommendation of the Audit Committee of the Company's Board of Directors.

         During the two most recent fiscal years ended December 31, 1998 and 1997, and interim periods subsequent to December 31, 1998, there were no disagreements with Hollander, Lumer & Co., LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Hollander, Lumer & Co., LLP's report on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and interim periods subsequent to December 31, 1998, there were no reportable events. The Company has requested that Hollander, Lumer & Co., LLP furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of the letter, dated February 10, 2000, was filed as an exhibit to the Company's filing with the SEC on Form 8-K/A on February 11, 2000.

         During the two most recent fiscal years and interim periods subsequent to December 31, 1998 and prior to employing Arthur Andersen LLP, neither the Company nor anyone on its behalf consulted Arthur Andersen LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers and directors of the Company as of April 11, 2000:

                  Name                      Age                           Position
----------------------------------------  ------  ---------------------------------------------------------

Executive Officers and Directors:
   Michael Hedge........................    44    President, Chief Executive Officer and Director
   John Swinehart.......................    43    Chairman of the Board, Chief Operating Officer and Vice
                                                  President of Finance
   James E. Krohn.......................    43    Vice President and Chief Financial Officer
   Mark Fruehan.........................    39    Executive Vice President of Business Development
   Cary Maimon..........................    44    Vice President-General Manager
   Alan M. Bluestine....................    36    Director
   Ronald Goldberg......................    52    Director
   J. Sherman Henderson (1)(2)..........    55    Director
   Mark M. Laisure (1)(2)...............    30    Director
   David Segneri........................    46    Director
   Vinay Sharma.........................    52    Director

----------------------

(1)  Member of the Audit Committee
(2) Member of the committee administering grants to executive officers under the Company's stock option plans.

         Michael Hedge has served as President, Chief Executive Officer and as a director of the Company since April 1999. Prior to that, he served as the Company's Executive Vice President between January 1999 and April 1999. From 1987 to January 1999, Mr. Hedge was employed by CellStar Corporation, a leader in telecommunication products distribution ("CellStar"). He served in various roles at CellStar, including Vice President of U.S. Sales and Marketing and as a director.

         John Swinehart has served as a director of the Company since November 1998 and as Chief Executive Officer between November 1998 and April 1999. Mr. Swinehart assumed the role of Chairman of the Board and Chief Operating Officer in April 1999 and of Vice President of Finance in March 2000. Mr. Swinehart has also been serving as President and Chief Financial Officer of Biltmore Homes, a midwestern homebuilder and developer, since March 1996. From 1986 to March 1996, Mr. Swinehart served as Vice President of Allied Broadcast Equipment, an international broadcast-equipment distribution company. In 1980, Mr. Swinehart received his certified public accountant certificate.

         Jim Krohn joined the Company as Chief Financial Officer in late February 2000. Mr. Krohn's professional background includes more than 20 years experience in corporate finance, consulting and international banking. Prior to joining FocusWireless.com, Mr. Krohn was managing director of the Global Corporate Finance Group for Arthur Andersen in Dallas. Previously he served as a director of the Financial Advisory Services Group for Coopers & Lybrand; as a vice president in the Corporate Finance Department for Salomon Brothers Inc.; and a banking officer with RepublicBank Dallas N.A. Mr. Krohn is a Certified Public Accountant and earned Master of Business Administration and Bachelor of Business Administration degrees from the University of Texas at Austin.

         Mark Fruehan has served as Executive Vice President of New Business Development and Strategic Planning of the Company since May 1999. Prior to joining the Company, Mr. Fruehan was CellStar's Vice President of Global Service and U.S. Sales and Marketing from July 1996 to April 1999. From June 1991 to June 1996, Mr. Fruehan was National Sales Manager-America Region of Fujitsu Network Transmission Systems.

         Cary Maimon has served as Vice President-General Manager since October 1999 and as a director of the Company from October 1999 to January 2000. Prior to joining the Company, Mr. Maimon had served as Vice President-General Manager of CWI since 1996. From 1986 to 1993, he was employed by Cellular One-Chicago/Southwestern Bell Mobile Systems where he served in increasingly senior positions, including Vice President of Sales & Marketing. From 1994 to 1996, Mr. Maimon was the General Sales Manager of Mobile Media Paging, a national provider of paging services.

         Ronald Goldberg has been a director of the Company since October 1999. Mr. Goldberg was designated by the shareholders of CWI for appointment to the Board following the closing of the Company's acquisition of CWI. Mr. Goldberg was a founder of CWI and served as its president from 1987 until its acquisition by the Company. Prior to 1987, Mr. Goldberg was co-founder of Continental Mobile Telephone Company, a Chicago airtime reseller, and Continental Communications, which owned and operated as many as 23 retail stores.

         Alan M. Bluestine has been a director of the Company since February 2000. Mr. Bluestine is a Managing Director in the Investment Banking department at Sands Brothers & Co., Ltd., where he has been employed since May 1992. Prior to his employment at Sands Brothers, Mr. Bluestine worked in Arthur Andersen & Co.'s Financial Consulting Services Group, where he specialized in bankruptcy, troubled company consulting and litigation support. Mr. Bluestine holds a Bachelor of Science in Finance from Lehigh University and a Master of Business Administration degree from Columbia University's Graduate School of Business.

         J. Sherman Henderson has been a director of the Company since February 1998. Since 1993, Mr. Henderson has been President and CEO of UniDial Communications, a long-distance phone service reseller and full service distributor of telecommunications products and service founded by Mr. Henderson.

         Mark M. Laisure has been a director of the Company since November 1998. Since 1995, Mr. Laisure has been a Vice President of Shields & Company, an investment brokerage firm. In addition, Mr. Laisure has acted as a consultant to
(a) Inktomi Corporation, a developer and marketer of network information and infrastructure applications, since June 1996, (b) Milcom, a technology development company which invests in new technology companies, since September 1997, (c) Stat Health Care, a provider of emergency room management services, since June 1991, and (d) Starstruck Records since August 1995. From 1994 to 1995, Mr. Laisure was a senior investment manager at Paine Webber.

         David Segneri has been a director of the Company since October 1999. Mr. Segneri was designated by the shareholders of CWI for appointment to the Board following the closing of the Company's acquisition of CWI. Mr. Segneri has been the owner and president of TeleCourier Communications, in Bloomington, Illinois since 1981. TeleCourier provides telecommunications services, such as cellular, paging, two-way radio, business telephone systems, and computer networks.

         Vinay Sharma has been a director of the Company since October 1996. Mr. Sharma has served as chief executive officer of Nu Auction.com since April 1999. Prior to that, Mr. Sharma was executive vice president and then president of Ravel Software Corp. ("Ravel") from 1998 to April 1999. Ravel filed for protection under Chapter 11 of the Federal Bankruptcy Act in August 1999. From 1992 to 1998, Mr. Sharma was a partner with the law firm Sharma & Herron. Mr. Sharma received his Masters in Business Administration in June 1974 and Juris Doctor degree in May 1982 from the University of California at Berkeley.

         Directors serve until the next annual meeting or until their successors are elected and qualified, or appointed. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the officers or directors of the Company.

ARRANGEMENTS AND UNDERSTANDINGS WITH DIRECTORS

         The Company agreed in connection with its initial public offering, until December 17, 1999, if so requested by Sands Brothers & Co., Ltd., the representative of the underwriters of the Company's initial public offering and the Company's financial advisor, to nominate and use its best efforts to elect a designee of Sands Brothers as a director or, at Sands Brothers' option, as a non-voting advisor to the Board. Sands Brothers exercised its right to designate Alan M. Bluestine, a managing director of Sands Brothers, as a non-voting advisor to the Company's Board of Directors on June 6, 1997. Sands Brothers subsequently exercised its option to designate a director, and Sands Brothers' designee, Mr. Bluestine, accepted his appointment to the Board in February 2000.

         In connection with a private placement of notes in November 1998 (the "Note Offering"), the Company agreed to appoint two persons designated by the investors in the Note Offering to the Company's Board of Directors. In November 1998, the Company appointed John Swinehart and Mark M. Laisure (the persons designated by the investors in the Note Offering) to the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the

Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company with respect to any required Form 5 filings, the Company believes that during the year ended December 31, 1999, its directors, officers and 10% stockholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the exception of the following: Ben Neman three late filings reporting 26 transactions, Michael Hedge failed to file both a Form 3 and a Form 5, John Swinehart failed to file a Form 5, Mark Fruehan failed to file both a Form 3 and a Form 5, Cary Maimon failed to file both a Form 3 and a Form 5, Ronald Goldberg failed to file both a Form 3 and a Form 5, J. Sherman Henderson failed to file a Form 5 and David Kane failed to file a Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the compensation for the years ended December 31, 1997, 1998 and 1999 paid by the Company to the two individuals who served as its chief executive officer during the year ended December 31, 1999 and the individuals who served as its Executive vice president of business development and chief financial officer, respectively, during the year ended December 31, 1999 (the "named executive officers"). No other executive officers received compensation exceeding $100,000 during the last fiscal year.

                                                  SUMMARY COMPENSATION TABLE
                                                                                                 Long-Term
                                                                                                Compensation        All Other
                                                    Annual Compensation(1)                         Awards         Compensation
                                     -----------------------------------------------------    -----------------  ----------------
                                                                                                 Securities
                                     Fiscal        Salary                    Other Annual        Underlying
  Name and Principal Position         Year           ($)         Bonus       Compensation        Options (#)
--------------------------------     --------    ----------    ---------    --------------    -----------------

Michael Hedge
   Chief Executive Officer,
   President and Director(2)         1999          124,881        --             --             250,000(3)          36,000

John Swinehart
   Chief Operating Officer,
   Vice President of Finance         1998            5,210        --             --             200,000(5)              --
   and Director(4)                   1999           73,684        --             --              50,000(6)              --

Mark Fruehan
   Executive Vice President of
   Business
   Development(7)                    1999           82,999        --             --             160,000(8)          25,000

David Kane                           1998           30,084        --             --                  --                 --
   Chief Financial Officer(9)        1999          102,280        --             --              50,000(10)             --

----------------------

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

(2) Mr. Hedge joined the Company in January 1999 and became Chief Executive Officer in April 1999.
(3)  100,000 of these options were granted on January
     29, 1999 with an exercise price of $3.00 per share. 150,000 of these options were granted on November 18, 1999 with an exercise price of $4.125 per share. One-third of each group of these options vests at the end of each 12 months after the date of grant for such group.
(4) Mr. Swinehart joined the Company in November 1998 and served in the capacity of Chief Executive Officer through April 1999.
(5) The options have an exercise price of $1.00 per share. Of these options, 5/6 were immediately exercisable and 1/6 were to vest upon exercise of the warrants issued upon the conversion of the notes offered in the November 1998 private placement. These warrants were exercised in full in March 1999, making all of these options currently exercisable.
(6) These options were granted on November 18, 1999, with an exercise price of $4.125 per share. One-third of these options vests at the end of each 12 months after the date of grant.
(7)  Mr. Fruehan joined the Company in May 1999.
(8) 110,000 of these options were granted on May 1, 1999, with an exercise price of $3.00 per share. Of these 110,000 options, 10,000 vested on the ninety-first day of Mr. Fruehan's employment, which began on May 1, 1999, and the balance vest as to $100,000 of exercisable value (number of shares multiplied by cash exercise price) on each of December 31, 1999, December 31, 2000 and December 31, 2001, with any remaining options vesting on February 8, 2002. 50,000 of these options have an exercise price of $4.125 per share. Of these 50,000 options, one-third vest at the end of each 12 months after the date of grant, which was November 18, 1999.
(9)  Mr. Kane joined the Company in August 1998 and resigned in February 2000.
(10) These options were granted on November 18, 1999, with an exercise price of $4.125 per share. One-third of these options vests at the end of each 12 months after the date of grant for such group.

STOCK OPTION GRANTS AND EXERCISES IN 1999

         The following table sets forth the grants of stock options to the named executive officers during 1999.

                                                      OPTION GRANTS DURING 1999
                     Number of        Percentage
                     Securities        of Total       Exer-                       Potential Realizable Value at Assumed
                      Underly-         Options         cise                    Annual Rates of Stock Price Appreciation for
                        ing           Granted to      Price       Expira-                     Option Term(1)
                      Options         Employees        Per         tion        --------------------------------------------
      Name            Granted        During 1999      Share        Date            0%                 5%             10%
-----------------    ----------      ------------    --------    ---------     --------------------------------------------

Michael Hedge        100,000(2)         13.24%        $3.000      01/28/04         $0            $ 82,884       $ 183,153
                     150,000(3)         19.86          4.125      11/17/04          0             170,949         377,753
John Swinehart        50,000(4)          6.62          4.125      11/17/04          0              56,983         125,918
Mark Fruehan         110,000(5)         14.56          3.000      03/31/04          0              91,173         201,468
                      50,000(6)          6.62          4.125      11/17/04          0              56,983         125,918
David Kane            50,000(7)          6.62          4.125      11/17/04          0              56,983         125,918

----------------------

(1) Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by the closing market price on the date of grant for a share of common stock, assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire five or ten-year term of the option and subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices.
(2) One-third of these options vests at the end of each 12 months after the date of grant.
(3) One-third of these options vests at the end of each 12 months after the date of grant.
(4) One-third of these options vests at the end of each 12 months after the date of grant.
(5) Of these options, 10,000 vested on the ninety-first day of Mr. Fruehan's employment, which began on May 1, 1999, and the balance vest as to $100,000 of exercisable value (number of shares multiplied by cash exercise price) on each of December 31, 1999, December 31, 2000 and December 31, 2001, with any remaining options vesting on February 8, 2002.

(6) One-third of these options vests at the end of each 12 months after the date of grant.
(7) One-third of these options vests at the end of each 12 months after the date of grant.

         The following table sets forth information concerning the value of unexercised stock options held by the named executive officers as of December 31, 1999:

                                         AGGREGRATED FISCAL YEAR-END OPTION VALUES

                             Number of Securities Underlying              Value of Unexercised In-the-
                               Unexercised Options Held At               Money Options At Fiscal Year-
                                   Fiscal Year-End(#)                              End ($)(1)
                          --------------------------------------     -------------------------------------
Name                       Exercisable          Unexercisable           Exercisable        Unexercisable
---------------------     ---------------    -------------------     ---------------    ------------------
Michael Hedge                           0                250,000                  $0              $300,000
John Swinehart                    200,000                 50,000             775,000                37,500
Mark Fruehan                       10,000                150,000              18,750               225,000
David Kane                         16,667                 33,333              75,002               149,999

---------------------

(1) Based on the difference between the exercise price and the fair market value (the closing price of $4.875 reported by the Nasdaq SmallCap Market on December 31, 1999).

DIRECTOR COMPENSATION

         Directors do not currently receive any cash compensation for serving on the Board of Directors. Directors are eligible to participate in the Company's stock option plans. During 1999, the Company did not grant options to any director for services rendered in that capacity.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

         The Company entered into a three-year employment agreement with Michael Hedge, effective January 1999, for employment as Executive Vice President-General Manager. Under the agreement, Mr. Hedge will receive a salary of $150,000 per year. In addition, he received a $36,000 signing bonus and the Company agreed to loan him up to $500,400 to assist him in the exercise of stock options from his previous employer, with the loan to be repaid upon the earlier of the sale of these shares acquired or February 28, 2000. The Company loaned Mr. Hedge approximately $245,450 under this arrangement, and the entire amount was repaid by Mr. Hedge on December 29, 1999. In April 1999, Mr. Hedge became the President and Chief Executive Officer of the Company, with all of the other provisions of his employment agreement continuing in effect.

         The Company entered into a three-year employment agreement with Mark Fruehan, effective May 1, 1999, for employment as Executive Vice President of Strategic Planning and Business Development. Under the agreement, Mr. Fruehan will receive a salary of $135,000 per year. In addition, he received a $25,000 signing bonus and the Company agreed to loan him up to $50,000 to assist him in the exercise of stock options from his previous employer, with the loan to be repaid upon the earlier of the first sale of these shares acquired or April 30, 2000. The

Company loaned Mr. Fruehan $50,369 under this arrangement, all of which remained outstanding as of April 11, 2000.

         The Company also agreed, subject to Board approval, to grant to Mr. Fruehan five-year incentive options to purchase 110,000 shares of the Company's common stock, under the Company's 1998 or 1996 Stock Option Plans. The Company agreed that the exercise price of these options would equal the fair market value of the Company's common stock on the date of grant. Of these options, 10,000 vested on the ninety-first day of Mr. Fruehan's employment, which began on May 1, 1999, and the balance vest as to $100,000 of exercisable value (number of shares multiplied by cash exercise price) on each of December 31, 1999, December 31, 2000 and December 31, 2001, with any remaining options vesting on February 8, 2002. The Company granted these options to Mr. Fruehan on May 1, 1999.

         The Company does not have any employment agreement with John Swinehart and did not have any employment agreement with David Kane.

STOCK OPTION PLANS

         In October 1996, the Company adopted the 1996 Stock Option Plan, as amended (the "1996 Plan"), and in February 1998 the Company adopted the 1998 Stock Option Plan, as amended (the "1998 Plan"), pursuant to which 460,000 and 540,000 shares of common stock, respectively, were authorized for issuance upon the exercise of options designated as either (1) options intended to constitute incentive stock options under the Internal Revenue Code of 1986, as amended or
(2) non-qualified options. Under the 1996 Plan and the 1998 Plan, incentive stock options may be granted to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In July 1999, the Board approved an amendment to the 1998 Plan, to increase the number of shares of common stock which are authorized to be issued under the 1998 Plan from 540,000 to 1,040,000. The Company's shareholders subsequently approved this amendment in September 1999.

REPRICING OF OPTIONS

         The following table sets forth certain information concerning the repricing of the options of any executive officer during the last ten fiscal years:

                                   TEN-YEAR OPTION REPRICINGS

    Length of                          Number of
 Original Option                       Securities      Market Price
       Term                            Underlying       of Stock at      Exercise
   Remaining at                         Options           Time of        Price at         New
   Date of Name                         Repriced         Repricing        Time of       Exercise
     Repricing               Date          (#)              ($)          Repricing       Price
---------------------     ---------  ---------------  ---------------  -------------  ----------

  Stephen Jarrett          10/14/98      50,000            1.25            $4.375        $1.00
     9.2 years

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1999, the full Board of Directors decided all matters related to compensation, with the exception of the grant of options to executive officers under the Company's stock option plans.
J. Sherman Henderson and Mark M. Laisure are the members of the committee administering these grants under the stock option plans. During 1999, two directors participated in deliberations on executive compensation while they also served as executive officers: Messrs. Swinehart and Hedge. There are no interlocks between the Company and other entities involving the Company's executive officers and directors who served as executive officers or board members of other entities.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         Nothwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report on Form 10-K or future filings with the Securities and Exchange Commission, in whole or in part, the following report and the Performance Graph which follows will not be deemed to be incorporated by reference into any such filing.

         The following Report of the Board of Directors on Executive Compensation describes the compensation policies and rationale applicable to the Company's executive officers with respect to the compensation paid to such executive officers for the year ended December 31, 1999.

         The full Board of Directors decided all matters related to the compensation of the executive officers of the Company, except for grants of options to executive officers under the Company's stock option plans that were made after formation of a committee to oversee such grants. The current Board of Directors consists of Michael Hedge, John Swinehart, Alan M. Bluestine, Ronald Goldberg, J. Sherman Henderson, Mark M. Laisure, David Segneri and Vinay Sharma. Mr. Segneri became a director in October 1999 and Mr. Bluestine became a director in February 2000. Mr. Hedge serves as President and Chief Executive Officer of the Company. Mr. Swinehart serves as the Chief Operating Officer and Vice President of Finance of the Company.

         The Company entered into a three-year employment agreement with Michael Hedge, effective January 1999, for employment as Executive Vice President-General Manager for a period of three years. Under the agreement, Mr. Hedge will receive a salary of $150,000 per year. The Company also granted Mr. Hedge five year options to purchase 100,000 shares at an exercise price of $3.00 per share. In addition, he received a $36,000 signing bonus and the Company agreed to loan him up to $500,400 to assist him in the exercise of stock options from his previous employer, with the loan to be repaid upon the earlier of the sale of these shares acquired or February 28, 2000. The Company loaned Mr. Hedge approximately $245,450 under this arrangement, and the entire amount was repaid by Mr. Hedge on December 29, 1999. In April 1999, Mr. Hedge became the President and Chief Executive Officer of the Company, with all of the other provisions of his employment agreement continuing in effect. In November 1999, the Company granted Mr. Hedge five year options to purchase 150,000 shares at an exercise price of $4.125 per share, in consideration of Mr. Hedge's efforts in connection with the CWI acquisition.

         In 1999, the Company paid Mr. Swinehart (who served as Chief Executive Officer of the Company until April 1999) a salary of $73,684. In addition, the Company granted Mr. Swinehart five year options to purchase 50,000 shares at an exercise price of $4.125 per share, in consideration of Mr. Swinehart's efforts in connection with the CWI acquisition.

         Subject to existing contractual obligations, the base salaries of the Company's executives are fixed based on job responsibilities and a limited review of compensation practices for comparable positions at corporations which compete with the Company in its business or are of comparable size and scope of operations. The Board's decisions are based primarily on informal judgments reasonably believed to be in the best interests of the Company.

         Subject to existing contractual obligations, bonuses for the Company's executives are not determined through the use of specific criteria. Rather, the Board bases bonuses on the Company's overall performance, profitability, working capital management and other qualitative and quantitative measurements. In determining the amount of bonuses awarded, the Board considers the Company's net sales and profitability for the applicable period and each executive's contribution to the success of the Company.

         The Board believes that equity ownership by executive officers provides incentive to build stockholder value and aligns the interests of executive officers with the interests of stockholders. Upon the hiring of executive officers and other key employees, the Board will typically recommend stock option grants to those persons under the Company's stock option plans, subject to applicable vesting periods. Thereafter, the Board will consider awarding grants on a periodic basis. The Board of Directors believes that these additional grants will provide an incentive for executive officers to remain with the Company. Generally, options will be granted at the market price of the common stock on the date of grant and, consequently, will have value only if the price of the common stock increases over the exercise price. In determining the size of the periodic grants, the Board of Directors will consider various factors, including the amount of any prior option grants, the executive's or employee's performance during the current fiscal year and his or her expected contributions during the succeeding fiscal year.

         Section 162(m) of the Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1,000,000 paid to certain of the corporation's executive officers. However, compensation which qualifies as "performance-based" is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable upon attainment of pre-established, objective performance goals under a plan approved by the stockholders.

         The compensation paid to the Company's executive officers for the year ended December 31, 1999 fiscal year did not exceed the $1,000,000 limit per officer, nor is it expected that the compensation to be paid to the Company's executive officers for 2000 will exceed that limit. Because it is very unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1,000,000 limit, the Board has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Board will continue to monitor the compensation levels potentially payable under the Company's cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, the Company's compensation philosophy and the Company's best interests.

         The foregoing report on executive compensation is provided by the Board of Directors: Michael Hedge, John Swinehart, Alan M. Bluestine, Ronald Goldberg,
J. Sherman Henderson, Mark M. Laisure, David Segneri and Vinay Sharma.

PERFORMANCE GRAPH

         The chart below sets forth a line graph comparing the performance of the Company's common stock against Nasdaq Market Index and the Media General Financial Service's Electronics Wholesale Index ("MG Group Index") for the period from December 18, 1996 (the date on which the market price of the Company's shares was first quoted by the Nasdaq SmallCap Market following the Company's initial public offering) through December 31, 1999. The indices assume that the value of an investment in the Company's common stock and each index was 100 on December 18, 1996 and that dividends, if any, were reinvested.

                          [GRAPHIC OMITTED]

                            12/18/96     12/31/96     12/31/97     12/31/98     12/31/99
                           -----------  -----------  -----------  -----------  -----------
Focus Affiliates, Inc.       100.00       111.32        75.47        45.28        73.58
MG Group Index               100.00       100.00       108.94        89.74       107.66
Nasdaq Market Index          100.00       100.00       122.32       172.52       304.29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 31, 2000, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding common stock; (ii) each named executive officer who continued to serve as an officer as of March 31, 2000; (iii) each of the Company's directors; and (iv) all executive officers and directors of the Company as a group.

                                                        Amount and Nature
                                                          of Beneficial              Percent of
              Name and Address(1)                           Ownership               Ownership(16)
-------------------------------------------------     ---------------------       -----------------
Ben Neman........................................               1,243,200(2)            11.6%
Paul Skjodt......................................               1,116,667(3)            10.2%
Carroll Edwards..................................                 957,600(4)             8.9%
Michael Hedge....................................                  33,333(5)              *
John Swinehart...................................                 200,000(6)             1.9%
Alan Bluestine...................................                  90,000(7)              *
Ronald Goldberg..................................                 707,448(8)             6.6%
J. Sherman Henderson.............................                 120,000(9)             1.1%
Mark M. Laisure..................................                 200,000(10)            1.8%
David Segneri....................................                       0(11)              0%
Vinay Sharma.....................................                 100,000(12)              *
Phil Leavitt.....................................                 707,448(13)            6.6%
Sherwin Geitner..................................                 707,448(14)            6.6%
All executive officers and directors as a
   group (11 persons)............................               1,544,981(15)           13.5%

----------------------

 *   Less than one percent.

(1) Unless otherwise indicated, the address of each stockholder is c/o the Company at 401 East Corporate Drive, Suite 220, Lewisville, Texas 75057.
(2) Includes 217,000 shares of outstanding common stock, which are transferable to Meir Abramov (Vice President of the Company), upon the exercise of stock options granted to Mr. Abramov by Mr. Neman. Includes 8,000 shares issuable upon the exercise of currently exercisable stock options. Mr. Neman's address is 2180 Stradella Road, Los Angeles, California 90077.
(3) Includes 200,000 shares issuable upon the exercise of currently exercisable stock options. Mr. Skjodt's address is 25 West 9th Street, Indianapolis, Indiana 96204.
(4) Includes 30,333 shares issuable upon the exercise of currently exercisable warrants. Mr. Edwards' address is P.O. Box 219, Marshville, North Carolina 28103.
(5) Consists of shares issuable upon the exercise of currently exercisable stock options.
(6) Consists of shares issuable upon the exercise of currently exercisable stock options.
(7) Consists of shares issuable upon the exercise of currently exercisable stock options. Mr. Bluestine's address is 90 Park Avenue, New York, New York 10016.
(8) Pursuant to the terms of a Settlement Agreement dated as of March 8, 2000, among the Company, Intellicell Merger Sub, Inc., Ronald Goldberg, Philip Leavitt, Sherwin Geitner, Cary Maimon and Melvyn Cohen, Mr. Goldberg has agreed that 500,000 of his shares shall be cancelled by the Company if the Company raises $3,900,000 in equity funding by April 22, 2000. Mr. Goldberg's address is 600 Knightsbridge Pkwy., Lincolnshire, IL 60069.
(9) Includes 100,000 shares issuable upon the exercise of currently exercisable stock options. Mr. Henderson's address is 9931 Corporate Campus Drive, Louisville, Kentucky 40223.

(10) Consists of shares issuable upon the exercise of currently exercisable stock options.
(11) Mr. Segneri's address is Tower Center, 520 N. Center, Bloomington, Illinois 61701.
(12) Consists of shares issuable upon the exercise of currently exercisable stock options.
(13) Pursuant to the terms of a Settlement Agreement dated as of March 8, 2000, among the Company, Intellicell Merger Sub, Inc., Ronald Goldberg, Philip Leavitt, Sherwin Geitner, Cary Maimon and Melvyn Cohen, Mr. Leavitt has agreed that 300,000 of his shares shall be cancelled by the Company if the Company raises $3,900,000 in equity funding by April 22, 2000. Mr. Leavitt's address is 600 Knightsbridge Pkwy., Lincolnshire, Illinois 60069.
(14) Pursuant to the terms of a Settlement Agreement dated as of March 8, 2000, among the Company, Intellicell Merger Sub, Inc., Ronald Goldberg, Philip Leavitt, Sherwin Geitner, Cary Maimon and Melvyn Cohen, Mr. Geitner has agreed that 500,000 of his shares shall be cancelled by the Company if the Company raises $3,900,000 in equity funding by April 22, 2000. Mr. Geitner's address is 600 Knightsbridge Pkwy., Lincolnshire, Illinois 60069.
(15) Includes 723,333 shares issuable upon the exercise of currently exercisable options and warrants.
(16) Based on 10,746,040 shares of common stock outstanding on March 31, 2000. Shares issuable pursuant to currently exercisable stock options or warrants are added to the number of outstanding shares for the purpose of calculating each individual's percentage of ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1999, the Company agreed to loan Michael Hedge up to $500,400 to assist him in the exercise of stock options from his previous employer, with the loan to be repaid upon the earlier of the sale of these shares acquired or February 28, 2000. The Company loaned Mr. Hedge approximately $245,450 under this arrangement, and the entire amount was repaid by Mr. Hedge on December 29, 1999. In May 1999, the Company agreed to loan Mark Fruehan up to $50,000 to assist him in the exercise of stock options from his previous employer, with the loan to be repaid upon the earlier of the first sale of these shares acquired or April 30, 2000. The Company loaned Mr. Fruehan $50,369 under this arrangement, all of which remained outstanding as of April 11, 2000.

         In April 1999, in connection with his termination from employment, the Company agreed to loan Stephen Jarrett, the Company's former Vice President of Business Development, $20,000 to assist him with taxes, and the Company deferred repayment of $10,000 that Mr. Jarrett owed the Company for expense advances. These amounts remained outstanding as of April 11, 2000.

         Digicell International Inc. ("Digicell"), a company controlled by two of Mr. Neman's cousins, is a customer and a supplier to the Company. For the year ended December 31, 1999, the Company sold to Digicell $1,454,000 and purchased from Digicell $172,000 of cellular products on terms no less favorable to the Company than could be obtained from an unaffiliated third party. As of December 31, 1999, the Company was owed $277,000 by Digicell. On March 17, 2000, the Company entered into a settlement agreement with Digicell pursuant to which, in discharge of the $197,881 net outstanding balance due from Digicell to the Company, Digicell paid the Company a lump sum payment of $60,000 and agreed to make eight additional payments in the amount of $5,000 per week for the following eight weeks. The Company forgave the remaining $97,881 owed by Digicell.

         On December 31, 1999, the Company was owed $300,000 by Continental Communications ("CMT"), a company owned by major shareholders of the Company, for product and services sold by CWI to CMT prior to the acquisition of CWI by the Company. $200,000 of this balance was paid subsequent to year end. In addition, the Company purchases product from CMT. For the year ended December 31, 1999, the Company purchased $40,000 of product from CMT.

         On December 31, 1999, the Company was owed $155,000 by Leavitt Communication ("Leavitt"), a company owned by a major shareholder, for product and services sold by CWI to

Leavitt prior to the acquisition of CWI by the company. In addition, the Company purchases product from Leavitt. For the year ended December 31, 1999, the Company purchased $633,000 of product from Leavitt. On December 31, 1999, the Company owed $244,000 to Leavitt.

         In November 1999, the Company entered into a lease with a partnership that includes major shareholders. Rental expense was $66,000 in 1999. The lease calls for a monthly payment of approximately $33,000 through the year 2008.

         In November 1999, the Company subleased a portion of its Lincolnshire facility to both CMT and Leavitt for a total monthly payment of $11,600. In addition to the rent for the facility, the Company charges CMT and Leavitt a monthly management fee of $30,000, covering shared services for technology support, accounting and administrative activities. The total management fees received by the Company for the period October 31, 1999 through December 31, 1999 was approximately $60,000.

         The Company entered into a three-year employment agreement with Ben Neman, the Company's then Chairman of the Board, Chief Executive Officer and President, effective December 1996 (the "1996 Agreement"). Mr. Neman's compensation for 1997 was governed by such agreement, which agreement was superseded by a new three-year employment agreement in November 1998 (the "Neman Agreement"). Under the 1996 Agreement, Mr. Neman received an annual salary of $72,000 per year and such bonus as determined by the Board of Directors. In determining the salary and bonus for the Chief Executive Officer, the Board of Directors based its decisions upon the performance of the Company, as well as a review of the performance of the Chief Executive Officer. During 1998, the Company performed substantially below its performance during 1997, and the Board of Directors did not award any bonus to Mr. Neman for 1998. Mr. Neman did not participate in any decisions by the Board of Directors concerning his compensation.

         Pursuant to the Neman Agreement, Mr. Neman was to serve as the Chairman of the Board and President of the Company, but no longer serve as its Chief Executive Officer. Mr. Neman was to receive an annual salary of $72,000 and bonuses as determined by the Board. The term of the Neman Agreement was to expire in November 2001; provided, however, that the Neman Agreement could be terminated by the Company under certain circumstances. Upon a termination without cause as defined in the Neman Agreement, the Company would make a severance payment to Mr. Neman of $500,000.

         On April 21, 1999, the Company and Mr. Neman entered into an agreement pursuant to which Mr. Neman resigned as Chairman of the Board and President, and the parties terminated Mr. Neman's existing employment agreement. The Company paid Mr. Neman $250,000 upon signing of the termination agreement and agreed to pay him 24 monthly payments of $14,583.33 each, with the first payment commencing on May 1, 1999. The termination agreement also provides for some limitations on Mr. Neman's public sales of the balance of his shares of the Company's common stock.

         On October 2, 1999, the Company and Mr. Neman entered into a further agreement under which, in full discharge of its payment obligations under the April 21, 1999 agreement, the Company agreed to pay Mr. Neman 15 monthly payments of $14,585.33 each, with the first payment commencing on November 1, 1999. The Company and Mr. Neman further agreed that the unpaid balance of $109,320 owed to the Company by Cellular Specialists, a company controlled by Ben Neman's brother, would be discharged and the obligation assigned in full to Mr. Neman. Further, the Company and Mr. Neman agreed that Mr. Neman's options to purchase 12,000 shares of the Company's common stock at $5.50 per share had expired, and that Mr. Neman's brother's options to purchase 35,000 shares of the Company's common stock at $5.00 per share would be cancelled. Also on October 2, 1999, the Company and Mr. Neman's brother entered into an agreement reflecting the discharge of Cellular Specialist's unpaid balance and the cancellation of Mr. Neman's brother's options, as described above.

         In January 2000, the Company received a $416,500 loan from Carroll Edwards, a major shareholder. The loan bore simple interest at a rate of 8.0%. On March 31, 2000, the Company and Mr. Edwards entered into an agreement pursuant to which the entire loan (including all accrued and unpaid interest) was converted into shares of the Company's common stock at a price of $2.50 per share.

                                     PART IV

ITEM. 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The Financial Statements are filed as a part of this report as pages F-1 through F-21 following the signature page.

(a)(2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying accounts page F-21

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation of S-K and paragraph (c) of this Item 14.

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

3.1            Certificate of Incorporation. (1)

3.2            Certificate of Merger and Plan and Agreement of Merger, between
               Cellular Telecom Corporation, a California corporation, and the Registrant. (1)

3.3            Bylaws. (1)

4.1            Specimen form of Common Stock Certificate. (2)

4.2            Form of Representative's Warrant Agreement. (2)

4.3 Form of Warrant issued as a dividend to Common Stockholders of Registrant. (3)

4.4            Warrant Agreement, between the Company and Continental Stock
               Transfer Trust Company, as Warrant Agent dated December 17, 1997.
               (3)

4.5            Form of Warrant issued by the Company to Investors in Ben Neman
               Sale of Common Stock. (7)

10.1           Form of 1996 Stock Option Plan of Registrant. (1)

10.2           Form of Employment Agreement between the Registrant and Ben
               Neman, dated November 9, 1998. (1)

10.3           Form of Employment Agreement between the Registrant and James E.
               Bunting. (1)

10.4           1998 Stock Option Plan. (5)

10.5 Credit Facility and Security Agreement, dated June 18, 1996, by and between the Registrant and CIT Group/Credit Finance, Inc. and related documents. (1)

10.6           Form of Employment Agreement between the Registrant and John C.
               Snyder II, dated April 30, 1997. (4)

10.7 Lease Agreement between the Company and Northpark Industrial, dated December 22, 1997. (4)

10.8           Lease Agreement between the Company and AMB Industrial Income
               Fund, Inc., dated July 18, 1997. (4)

10.9 Loan and Security Agreement, dated January 12, 1998, by and between the Registrant and BancAmerica Business Credit Inc. (4)

10.10          Form of Amendment to Loan and Security Agreement referred to in
               Exhibit 10.9. (4)

10.11          Amendment No. 3. to Loan and Security Agreement referred to in
               Exhibit 10.9. (5)

10.12          Amendment No.4 to Loan and Security Agreement referred to in
               Exhibit 10.9. (5)

10.13          Amendment No. 5 to Loan and Security Agreement referred to in
               Exhibit 10.9. (5)

10.14          Termination Agreement and Mutual General Release to Loan and
               Security Agreement referred to in Exhibit 10.9. (5)

10.15          Redeemable Warrant to Purchase Common Stock dated November 19,
               1998 between the Registrant and members of the Investor Group.
               (5)

10.16          Employment Agreement between the Registrant and Ben Neman, dated
               November 25, 1998. (5)

10.17          Assignment of lease to Cellular Wholesalers, Inc of Lease
               Agreement referred to in Exhibit 10.8. (5)

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

10.22 Agreement Regarding Termination of Employment for Ben Neman dated as of April 21, 1999. (6)

10.23          Amendment to Agreement Regarding Termination of Employment for
               Ben Neman dated as of April 30, 1999. (6)

10.24          Agreement between the Company and NationsCredit dated as of May
               19, 1999. (7)

10.25 Employment Agreement between Mark Fruehan and the Company dated as of May 1, 1999. (7)

10.26          Agreement to Merge with Cellular Wholesalers, Inc. dated as of
               July 23, 1999. (8)

10.27          Amended and Restated Agreement to Merge with Cellular
               Wholesalers, Inc. dated as of July 23, 1999. (9)

*10.28         Agreement dated October 2, 1999 between the Company and Ben
               Neman.

*10.29         Agreement dated October 2, 1999 among the Company, Cellular
               Specialists and Bob Neman.

*10.30         Agreement dated March 8, 2000 among the Company, Intellicell
               Merger Sub, Inc., Ronald Goldberg, Philip Leavitt, Sherwin
               Geitner, Cary Maimon and Melvyn Cohen.

*23.1          Consent of Arthur Andersen LLP

*27.           Financial Data Schedule.

----------------------------

 *   Filed herewith.

(1) Incorporated by reference to Registrant's Form S-1 Registration Statement filed with the Commission on November 4, 1996.

(2) Incorporated by reference to Registrants Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on December 9, 1996.

(3) Incorporated by reference to Registrant's Form 8-A Registration Statement filed with the Commission on December 5, 1997.

(4) Incorporated by reference to Registrant's Form 10-K filed with the Commission on April 15, 1998.

(5) Incorporated by reference to Registrant's Form 10-K filed with the Commission on March 30. 1999.

(6) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on May 17, 1999.

(7) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on August 16, 1999.

(8) Incorporated by reference to Registrant's Form 8-K filed with the Commission on August 6, 1999.

(9) Incorporated by reference to Registrant's Form 8-K filed with the Commission on August 26, 1999.

(b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on November 10, 1999, in order to report the consummation of its acquisition of CWI. The report included audited financial statements of CWI (incorporated by reference to Page 27 and Appendix C of the definitive proxy statement filed with the SEC on August 26, 1999) and unaudited pro forma combined financial information of the Company and CWI (incorporated by reference to Appendix D of the definitive proxy statement filed with the SEC on August 26, 1999).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FOCUS AFFILIATES, INC.

Dated: April 13, 2000

                                  By: /s/  Michael Hedge
                                      ------------------------------------------
                                       Michael Hedge
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                              TITLE                                        DATE
/s/ Michael Hedge                              President, Chief Executive Officer and       April 13, 2000
---------------------------------------        Director
Michael Hedge

/s/ John Swinehart                             Chairman of the Board, Vice President of     April 13, 2000
---------------------------------------        Finance and Principal Accounting Officer
John Swinehart

                                               Director                                     April 13, 2000
---------------------------------------
Alan M. Bluestine

/s/ Ronald Goldberg                            Director                                     April 13, 2000
---------------------------------------
Ronald Goldberg

/s/ J. Sherman Henderson                       Director                                     April 13, 2000
---------------------------------------
J.  Sherman Henderson

/s/ Mark Laisure                               Director                                     April 13, 2000
---------------------------------------
Mark Laisure

/s/ David Segneri                              Director                                     April 13, 2000
---------------------------------------
David Segneri

                                               Director                                     April 13, 2000
---------------------------------------
Vinay Sharma

FOCUS AFFILIATES, INC.

Index to Financial Statements



Report of Independent Auditors ................................................. F-2

Balance Sheets as of December 31, 1999 and 1998 ................................ F-4

Statement of Operations for the Years Ended December 31, 1999, 1998 and 1997 ... F-5

Statement of Changes in Stockholders' Equity for the Years Ended December 31,
1998, 1998 and 1997 ............................................................ F-6

Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 ... F-7

Notes to Financial Statements .................................................. F-8

Schedule II:    Valuation and Qualifying Accounts .............................. F-21

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Focus Affiliates, Inc.:

We have audited the accompanying consolidated balance sheet of Focus Affiliates, Inc. (a Delaware corporation) as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Focus Affiliates, Inc. (formerly known as Intellicell Corp.) as of December 31, 1998 and for each of the years in the two-year period ended December 31, 1998, were audited by other auditors whose report dated May 14, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Focus Affiliates, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital that raises substantial doubt about the ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedule listed in the index to Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information for the year ended December 31, 1999, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
April 12, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Intellicell Corp.,
Chatsworth, California:

We have audited the accompanying balance sheet of Intellicell Corp. as of December 31, 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. We have also audited the financial statement schedule listed in the accompanying Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellicell Corp. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



HOLLANDER, LUMER & CO. LLP


Los Angeles, California
May 14, 1999

FOCUS AFFILIATES, INC.

Consolidated Balance Sheets
December 31, 1999 and 1998



                                                                                     1999            1998
                                                                                 ------------    ------------
                                     Assets

Current Assets:
   Cash and Cash Equivalents                                                     $  2,495,000    $    362,000
   Accounts Receivable, Net                                                         9,922,000       2,155,000
   Inventories, Net                                                                 9,488,000       1,091,000
   Due from Related Parties                                                           732,000         139,000
   Prepaid Expenses and Other Current Assets                                          657,000          72,000
                                                                                 ------------    ------------
         Total Current Assets                                                      23,294,000       3,819,000

Property and Equipment, Net                                                         4,443,000         359,000
Goodwill and Intangible Assets, Net                                                16,423,000            --
Other                                                                                  74,000            --
                                                                                 ------------    ------------

         Total                                                                   $ 44,234,000    $  4,178,000
                                                                                 ============    ============

                      Liabilities and Shareholders' Equity

Current Liabilities:
   Current Maturities of Long-Term Debt                                          $    500,000    $       --
   Revolving Credit Facility                                                       12,699,000            --
   Accounts Payable                                                                13,190,000       1,150,000
   Accrued Expenses                                                                 2,006,000         179,000
                                                                                 ------------    ------------
         Total Current Liabilities                                                 28,395,000       1,329,000

Long-Term Liabilities:
   Long-Term Debt                                                                   1,645,000            --
   Other                                                                              324,000            --
                                                                                 ------------    ------------
         Total Long-Term Liabilities                                                1,969,000            --

Shareholders' Equity:
   Preferred Stock - $.01 Par Value, 1,000,000 Shares Authorized, none issued            --              --
   Common Stock - $.01 Par Value, 15,000,000 Shares Authorized, 10,737,740 and
     5,915,902 issued and outstanding in 1999 and 1998, respectively                  108,000          59,000
   Additional Paid-In Capital                                                      27,997,000      11,379,000
   Accumulated Deficit                                                            (14,235,000)     (8,589,000)
                                                                                 ------------    ------------
         Total Shareholders' Equity                                                13,870,000       2,849,000
                                                                                 ------------    ------------

         Total Liabilities and Shareholders' Equity                              $ 44,234,000    $  4,178,000
                                                                                 ============    ============


The accompanying notes are an integral part of these balance sheets.

FOCUS AFFILIATES, INC.

Consolidated Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997


                                                      1999            1998            1997
                                                  ------------    ------------    ------------
Net Sales                                         $ 46,498,000    $ 27,787,000    $ 81,401,000

Cost of Sales                                       43,992,000      26,152,000      77,862,000
                                                  ------------    ------------    ------------

         Gross Profit                                2,506,000       1,635,000       3,539,000

Selling, General and Administrative Expenses         7,683,000       4,167,000       8,930,000
                                                  ------------    ------------    ------------


         Loss from Operations                       (5,177,000)     (2,532,000)     (5,391,000)
                                                  ------------    ------------    ------------

Other Expense:
   Interest Expense                                   (406,000)       (204,000)       (444,000)
   Other                                               (63,000)        (33,000)         53,000
                                                  ------------    ------------    ------------

         Total Other Expense                          (469,000)       (237,000)       (391,000)
                                                  ------------    ------------    ------------

         Loss Before Provision for Income Taxes     (5,646,000)     (2,769,000)     (5,782,000)

Provision for Income Taxes                                --              --           334,000
                                                  ------------    ------------    ------------

Net Loss                                          $ (5,646,000)   $ (2,769,000)   $ (6,116,000)
                                                  ============    ============    ============

Net Loss Per Share:
   Basic                                          $      (0.77)   $      (0.63)   $      (1.37)
   Diluted                                        $      (0.77)   $      (0.63)   $      (1.37)


The accompanying notes are an integral part of these statements.

FOCUS AFFILIATES, INC.

Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 1999, 1998 and 1997

                                                                                    Common Stock
                                                                          ------------------------------

                                                                                                             Additional
                                                                              Shares          Amount       Paid-in Capital
                                                                          -------------    -------------   ---------------
Balance, December 31,1996                                                     4,217,464    $      42,000    $   8,925,000

   Net Loss                                                                        --               --               --

   Issuance--IPO Over-Allotment Provision                                       300,000            3,000        1,337,000

   Common Stock Acquired from Officer as Settlement of Balance Due from
     Officer and Retirement of Such Shares                                     (101,562)          (1,000)        (453,000)
                                                                          -------------    -------------    -------------

Balance, December 31, 1997                                                    4,415,902           44,000        9,809,000

   Net Loss                                                                        --               --               --

   Noncash Compensation Expense                                                    --               --            297,000

   Common Stock Issued Pursuant to Conversion of Convertible Notes
     Offered in Private Placement, Net of Expense                             1,500,000           15,000        1,273,000
                                                                          -------------    -------------    -------------

Balance, December 31, 1998                                                    5,915,902           59,000       11,379,000

   Net Loss                                                                        --               --               --

   Exercise of Warrants                                                         998,992           10,000          989,000

   Exercise of Options                                                          100,000            1,000           68,000

   Issuance of Warrants on Convertible Debt                                        --               --          1,512,000

   Issuance of Stock Relating to CWI Acquisition                              2,250,000           23,000        8,977,000

   Conversion of Convertible Debt                                             1,288,100           13,000        3,774,000

   Issuance of Stock Relating to The Wireless Group Acquisition                 184,746            2,000          748,000

   Noncash Compensation Expense                                                    --               --            550,000
                                                                          -------------    -------------    -------------

Balance, December 31, 1999                                                   10,737,740    $     108,000    $  27,997,000
                                                                          =============    =============    =============


                                                                                               Retained
                                                                                Retained        Earnings           Total
                                                                                Earnings        Due from       Shareholders'
                                                                               (Deficit)        Officer           Equity
                                                                             -------------    -------------    -------------
Balance, December 31,1996                                                    $     296,000    $    (454,000)   $   8,809,000

   Net Loss                                                                     (6,116,000)            --         (6,116,000)

   Issuance--IPO Over-Allotment Provision                                             --               --          1,340,000

   Common Stock Acquired from Officer as Settlement of Balance Due from
     Officer and Retirement of Such Shares                                            --            454,000             --
                                                                             -------------    -------------    -------------

Balance, December 31, 1997                                                      (5,820,000)            --          4,033,000

   Net Loss                                                                     (2,769,000)            --         (2,769,000)

   Noncash Compensation Expense                                                       --               --            297,000

   Common Stock Issued Pursuant to Conversion of Convertible Notes
     Offered in Private Placement, Net of Expense                                     --               --          1,288,000
                                                                             -------------    -------------    -------------

Balance, December 31, 1998                                                      (8,589,000)            --          2,849,000

   Net Loss                                                                     (5,646,000)            --         (5,646,000)

   Exercise of Warrants                                                               --               --            999,000

   Exercise of Options                                                                --               --             69,000

   Issuance of Warrants on Convertible Debt                                           --               --          1,512,000

   Issuance of Stock Relating to CWI Acquisition                                      --               --          9,000,000

   Conversion of Convertible Debt                                                     --               --          3,787,000

   Issuance of Stock Relating to The Wireless Group Acquisition                       --               --            750,000

   Noncash Compensation Expense                                                       --               --            550,000
                                                                             -------------    -------------    -------------

Balance, December 31, 1999                                                   $ (14,235,000)   $        --      $  13,870,000
                                                                             =============    =============    =============



The accompanying notes are an integral part of these statements.

FOCUS AFFILIATES, INC.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997

                                                                      1999            1998            1997
                                                                 ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net Loss                                                      $ (5,646,000)   $ (2,769,000)   $ (6,116,000)
   Adjustments to Reconcile Net Loss to Net Cash Used in
     Operating Activities-
       Depreciation and Amortization                                  685,000         234,000         303,000
       Loss on Disposal of Fixed Assets                                39,000          48,000            --
       Noncash Compensation Expense                                   550,000         297,000
       Provision for Doubtful Accounts Receivable                     351,000         162,000       3,627,000
       Provision for Inventory Reserves                                67,000         190,000         607,000
       Change in Net Deferred Tax Asset                                  --              --           330,000
       Changes in Operating Assets and Liabilities-
         Accounts Receivable                                          108,000       4,456,000      (5,474,000)
         Inventories                                               (3,130,000)      2,484,000       3,508,000
         Due from Related Parties                                     203,000            --           500,000
         Prepaid Expenses and Other Current Assets                    (20,000)        228,000        (206,000)
         Accounts Payable and Accrued Expenses                      4,385,000      (2,400,000)     (2,453,000)
                                                                 ------------    ------------    ------------


           Net Cash (Used in) Provided by Operating Activities     (2,408,000)      2,930,000      (5,374,000)

Cash Flows from Investing Activities:
   Acquisition of CWI and The Wireless Group, Net of Cash
     Acquired                                                      (5,122,000)           --              --
   Collection of Notes Receivable                                        --              --         1,698,000
   Acquisition of Property and Equipment                             (976,000)       (318,000)       (193,000)
   Proceeds from the Sale of Property and Equipment                      --            40,000            --
                                                                 ------------    ------------    ------------


           Net Cash (Used in) Provided by Investing Activities     (6,098,000)       (278,000)      1,505,000

Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt                                     4,806,000            --              --
   Payments of Long-Term Debt                                        (425,000)           --              --
   Proceeds from Sale of Warrants                                   1,512,000            --              --
   Bank Overdraft (Payments)                                             --          (250,000)       (762,000)
   Deferred Financing Costs                                              --            74,000        (112,000)
   Advances (Repayments) Under Credit Facility                      3,678,000      (3,402,000)      3,402,000
   Proceeds from the Exercise of Warrants                             999,000            --              --
   Proceeds from the Exercise of Options                               69,000       1,288,000       1,341,000
                                                                 ------------    ------------    ------------


           Net Cash Provided by (Used in) Financing Activities     10,639,000      (2,290,000)      3,869,000

Net Increase in Cash and Cash Equivalents                           2,133,000         362,000            --

Cash and Cash Equivalents, Beginning of Year                          362,000            --              --
                                                                 ------------    ------------    ------------


Cash and Cash Equivalents, End of Year                           $  2,495,000    $    362,000    $       --
                                                                 ============    ============    ============


The accompanying notes are an integral part of these statements.

FOCUS AFFILIATES, INC.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 1999, 1998 and 1997



(1)  Nature of Operations-

     Focus Affiliates, Inc. (the "Company") is engaged in the wholesale distribution of wireless communications products.

     The Company has developed a customer base of more than 3,000 wholesalers, network operators, agents, dealers and retailers in principally the domestic marketplace. The Company currently operates in one business segment, the wholesale distribution of wireless products and accessories. On September 29, 1999, the Company's shareholders approved the change of the Company's name from Intellicell Corp. to Focus Affiliates, Inc.

     In the last quarter of 1999, the Company acquired Cellular Wholesalers, Inc. ("CWI") and The Wireless Group ("TWG"). (Note 4).

(2)  Financial Results and Liquidity-

     Ongoing losses of the past three years and certain recent developments including costs associated with the integration of CWI, adverse industry conditions and related expenses have had a material adverse effect on the Company's short-term liquidity and its ability to service its debts and fund current operations.

     The Company's existing revolving credit facility is not sufficient to cover the liquidity requirements of continuing its current operations and proceeding with its strategic initiatives. The Company is facing the prospect of not having adequate funds to operate its business without obtaining incremental capital.

     The Company is currently in discussions with potential investors to raise incremental capital. The Company anticipates that it will need to secure financing in the amount of approximately $3,000,000 by May 2000 to fund current operations. In addition, the Company expects to require significant additional capital in order to develop its information technology capabilities and take the other steps necessary to execute its new strategic initiatives. There can be no assurances that the Company will be able to obtain the required capital necessary. If the Company is unable to raise additional capital, it may be forced to discontinue its current operations or delay the implementation of its business plan, either of which would have a material adverse effect on the Company.

     In addition to obtaining the additional capital discussed above, the Company believes that it has implemented measures, including the reduction of employee headcount through terminations, closure of certain facilities, which, combined with the securing of revenue streams from its new strategic initiatives, will stabilize operations and permit it to substantially reduce or eliminate these losses. The Company has subsequently paid down the credit facility to approximately $864,000 as of April 11, 2000. There can be no assurances, however, that the measures the Company has implemented will be sufficient to permit the Company to remain an ongoing concern.

(3)  Summary of Accounting Policies-

     (a) Financial Statement Presentation-

         The accompanying financial statements reflect the consolidated results of the Company. All significant intercompany accounts and transactions have been eliminated.

     (b) Use of Estimates-

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

     (c) Cash and Cash Equivalents-

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (d) Accounts Receivable-

         Accounts receivable balances are net of allowances for doubtful accounts amounting to $1,000,000 at December 31, 1999 and $251,000 at December 31, 1998.

     (e) Inventories-

         Inventories, consisting primarily of wireless handsets and accessories, are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. Inventories are net of reserves of $1,310,000 and $592,000 at December 31, 1999 and 1998, respectively.

     (f) Property and Equipment-

         Property and equipment are stated at cost. Depreciation is provided by using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Maintenance and repairs that neither materially add to the value of the property or equipment or prolong its life are expensed. Betterments or renewals are capitalized when incurred. Leasehold improvements are depreciated over the lesser of the remaining lease term or the estimated useful lives.

     (g) Goodwill and Intangible Assets-

         Goodwill represents the excess of the purchase price over the fair value of identifiable net assets relating to acquisitions. Goodwill is being amortized on a straight-line basis over ten years; amortization expense was $275,000, $77,000 and $10,000 for the years ended December 31, 1999, 1998 and 1997. The Company evaluates goodwill to assess recoverability from future operations. Impairments will be recognized in operating results to the extent that carrying value exceeds fair value.

         Intangible assets include capitalized loan fees. The costs relating to the loan fees are amortized on a straight-line basis over the term of the loan; amortization expense was $57,000, $230,000 and $161,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     (h) Supplemental Disclosures of Cash Flow Information-

                                                            1999         1998         1997
                                                         ----------   ----------   ----------
         Cash Paid for:
            Interest                                     $  383,000   $  204,000   $  444,000
            Income Taxes                                       --           --        223,000
         Common stock acquired from officer as
            settlement of balance due from Officer and
            retirement of such shares                          --           --        454,000
         Conversion of trade receivable into notes
            receivable                                         --        859,000    2,295,000
         Noncash compensation expense for issuance of
            stock options to nonemployees or directors      550,000      297,000         --
         Conversion of convertible subordinated debt
            to common stock                               5,152,000         --           --

     (i) Revenue Recognition-

         The Company recognizes product revenues upon shipment.

     (j) Income Taxes-

         The Company reports income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying the tax rate expected to be in effect in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

(4)  Acquisitions-

     On October 29, 1999, the Company acquired Cellular Wholesalers, Inc. ("CWI"), a privately held wholesale distributor of wireless phone products. The purchase price for the underlying CWI equity originally consisted of $6,340,000 in cash and 2,250,000 shares of Company stock for a total preliminary purchase price of approximately $15,340,000. In March 2000, subsequent purchase price negotiations resulted in $500,000 in cash being returned to the Company and the potential of 1,300,000 shares to be returned by the former owners of CWI at a future date providing other contingencies are met as defined by the shareholders agreement. The cash returned subsequent to year end has been reflected as an adjustment to the purchase price as of December 31, 1999, resulting in an adjusted total purchase price of $14,840,000. Additional purchase price adjustments will be reflected for the returned shares when, and if, the contingencies are met and the shares are returned.

     The Company funded the cash portion of the purchase price by selling $5,152,000 of convertible subordinated notes convertible into 1,288,100 shares of common stock of the Company and warrants to purchase 644,050 shares of common stock of the Company at an exercise price of $4 per share. In addition, the Company sold $1,000,000 of convertible subordinated notes with attached warrants to purchase 150,000 shares at $5.55 per share to two separate noteholders. In December 1999, $5,152,000 of the subordinated notes were converted into 1,288,100 shares at $4 per share. The value of the warrants, included in the above total purchase price, of $1,512,000.

     The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the results of operations of CWI subsequent to the acquisition date. The total purchase price of $14,840,000 was allocated to the assets and liabilities of CWI based upon their respective fair value, with the remainder allocated to goodwill. The purchase price paid plus the liabilities assumed exceeded the fair value of the tangible assets purchased by $15,740,000, on a preliminary basis. The goodwill associated with the purchase is being amortized on a straight-line basis over 10 years. The preliminary allocation of purchase price was as follows:


     Current Assets                        $ 16,055,000
     Property and Equipment                   3,532,000
     Other Assets                               259,000
     Liabilities Assumed                    (20,746,000)
     Goodwill                                15,740,000
                                           ------------

                                           $ 14,840,000
                                           ============

     The Company anticipates an additional adjustment will be made to goodwill as additional liabilities are recorded for restructuring CWI's operations as a result of the acquisition.

     The Company has prepared the following unaudited pro forma statements of operations to illustrate the estimated impact of the acquisition of CWI by the Company as if this transaction had occurred at the beginning of the periods presented. The pro forma data reflects the fair market value adjustments to the CWI assets and liabilities acquired as well as incremental interest expense related to the merger financing. These adjustments are being amortized over the periods estimated to be benefited and primarily include amortization of goodwill.

                                  Pro Forma
                                 Consolidated
                       ----------------------------------
                           1999               1998
                       ---------------    ---------------
     Net Sales         $   109,261,000    $   108,818,000
     Net Loss               (7,490,000)        (3,284,000)
     Loss Per Share-
        Basic          $         (1.02)   $         (0.46)
        Diluted        $         (1.02)   $         (0.46)

     The Company has presented this unaudited pro forma financial data for illustrative purposes only. This pro forma data is based on an allocation of the purchase price and is not necessarily indicative of (1) the results of operations that would have occurred had the transaction been effective as of the beginning of each of the years presented, or (2) the results of operations that the Company will attain in the future. In addition, the pro forma financial data does not reflect any synergies or cost savings that may occur as a result of the acquisition.

     On December 30, 1999, the Company acquired The Wireless Group, Inc. ("TWG"), a recently formed business-to-business internet web site at which wireless industry participants can auction or otherwise purchase and sell wireless communication products, for $50,000 and 184,746 shares of the Company. The acquisition was accounted for as a purchase and accordingly, the accompanying consolidated financial statements include the results of TWG as of the acquisition date. The total purchase price of $800,000 was allocated to the assets and liabilities of TWG based on their respective fair values with the remainder allocated to goodwill, which resulted in goodwill on the purchase of $800,000. The associated goodwill will be amortized on a straight-line basis over ten years. The Company anticipates an additional adjustment will be made to goodwill as the valuation for the intangible assets is finalized.

(5)  Property and Equipment-

     A summary of property and equipment as of December 31, 1999 and 1998, is as follows:


                                                          1999         1998
                                                       ----------   ----------
     Office Equipment, Furniture and Fixtures          $  682,000   $  197,000
     Computer Equipment                                   756,000      249,000
     Computer Software                                  1,620,000       31,000
     Website Design                                       452,000         --
     Warehouse Equipment                                  187,000         --
     Other Equipment                                      228,000       51,000
     Leasehold Improvements                               923,000       73,000
                                                       ----------   ----------
                                                        4,848,000      601,000
                                                       ----------   ----------

     Less- Accumulated Depreciation and Amortization      405,000      242,000
                                                       ----------   ----------
                                                       $4,443,000   $  359,000
                                                       ==========   ==========

(6)  Credit Facility and Loan Payable-

     In January 1998, the Company entered into a revolving line of credit agreement with Bank America Business Credit, Inc. ("Bank of America") which provided for borrowings of up to a maximum of $12,000,000 and required the Company to maintain a tangible net worth of no less than $5,500,000 at December 31, 1997. The Company was in violation of the tangible net worth covenant at December 31, 1997. In April 1998, Bank of America waived the December 31, 1997, default of the tangible net worth covenant, and revised the January 1998 credit agreement. Under the revised credit agreement the maximum borrowing was reduced from $12 million to $6 million. In August 1998, the Company executed another amendment to the credit agreement which reduced the maximum borrowing permitted under the agreement from $4 million to $1.2 million as of August 17, 1998 and to $1 million on September 1, 1998.

     Bank of America waived the default of the tangible net worth covenant through June 30, 1998 and revised the credit agreement. In this fourth amendment, the Company and Bank of America agreed that either party may terminate the credit agreement, as amended at any time after October 31, 1998. In October 1998, Bank of America and the Company further amended the agreement, extending the term through November 30, 1998 and further limiting the borrowings to $400,000.

     On November 24, 1998, utilizing a portion of the funding of the Company's convertible note private placement, the Company terminated its credit agreement with Bank of America paying the remaining outstanding balance of the borrowings.

     On April 19, 1999 the Company entered into a revolving line of credit agreement with NationsCredit Commercial Corporation which provided for borrowings of up to $5 million, with such borrowings limited to the sum of 82% of eligible accounts receivable and the lessor of $1,000,000 or up to 50% of eligible inventory. This credit agreement was terminated prior to October 1999.

     In October 1999, in connection with the Company's acquisition of CWI, the Company entered into a new revolving line of credit agreement with BancAmerica which provides for borrowings of up to a maximum of $20 million, with such borrowings limited to the sum of 85% of eligible accounts receivable and the lessor of $7,500,000 or up to 60% of eligible inventory.

     Borrowings under the revised credit agreement bear interest at the prime rate plus one quarter percent (.25%) per annum. The revised credit agreement requires the Company to meet a maximum cash loss level, as defined by the agreement. The Company was in violation of the debt covenants as of December 31, 1999 and as a result the interest rate was raised to prime plus 2.5% per annum. Borrowings under the new revolving line of credit as of December 31, 1999 were $12,699,000. Available borrowings under the new revolving line of credit as of December 31, 1999 were $0. The Company is currently in violation of certain financial and other covenants of the facility and is negotiating with BancAmerica in an effort to secure BancAmerica's agreement to forbear from asserting any of its rights based on these violations.

(7)  Long-Term Debt-

                                                                               1999
                                                                            ----------
   Note payable, due October 2004, 12% interest payable on a
   monthly basis                                                            $  853,000
   Term loan, due March 2002, prime rate plus .5%, payable in
   monthly installments of $41,667                                           1,292,000
                                                                            ----------
                                                                             2,145,000
   Less- Current Maturities                                                    500,000
                                                                            ----------
            Total Long-Term Debt                                            $1,645,000
                                                                            ==========

     The Company had no long-term debt as of December 31, 1998.

     The note payable and the term loan are collateralized by substantially all of the assets of the Company. The term loan is guaranteed by the former CWI shareholders.

     In connection with the note payable due October 2004, the Company is required to maintain a certain level of tangible net worth, debt service coverage, and is prohibited from paying dividends or incurring additional indebtedness. The Company was in violation of debt covenants as of December 31, 1999 and is seeking a waiver of these covenants for the period ending December 31, 1999. The lender has indicated its intent to grant the Company a limited waiver with respect to its covenant defaults. However, the lender has indicated that it will impose certain conditions with respect to this waiver and will limit the time for which this waiver is applicable.

     The term loan requires that the Company maintain certain covenants which it is in violation of as of December 31, 1999. The Company has received a waiver of these covenants for the period ending December 31, 1999.

     In connection with the acquisition of CWI on October 29, 1999, the Company issued $5,152,000 of convertible subordinated notes to fund the acquisition. These notes were converted to 1,288,100 shares of common stock on December 31, 1999 (Note 4).

(8)  Income Taxes-

     Based on recurring net operating losses and certain other factors, a valuation allowance has been recorded against the entire amount of the net deferred tax assets. Any tax benefit that is realized in subsequent years from the utilization of deferred tax assets will be recorded as a reduction of future income tax provisions.

     Components of the deferred income taxes are as follows:

                                                     1999           1998
                                                  -----------    -----------
     Current Deferred Tax Assets:
        Inventory Reserves                        $   581,000    $   238,000
        Bad Debt Reserves                             710,000        705,000
        Accrued Employee Costs                         74,000         18,000
        Other                                           2,000          7,000
                                                  -----------    -----------
              Total Current Deferred Tax Assets     1,367,000        968,000

     Current Valuation Allowance                   (1,367,000)      (968,000)
                                                  -----------    -----------

     Net Current Deferred Taxes                   $      --      $      --
                                                  ===========    ===========

                                                         1999           1998
                                                     -----------    -----------
     Noncurrent Deferred Tax Assets (Liabilities):
        Property and Equipment                       $   (66,000)   $    (5,000)
        Operating Loss Carryforwards                   4,754,000      2,437,000
                                                     -----------    -----------
              Total Noncurrent Deferred Tax Assets     4,688,000      2,432,000
                                                     -----------    -----------

     Noncurrent Valuation Allowance                   (4,688,000)    (2,432,000)
                                                     -----------    -----------

     Net Noncurrent Deferred Tax Assets              $      --      $      --
                                                     ===========    ===========

     The Company has net operating loss carryforwards of $11,446,000 for Federal purposes and $8,144,000 for state purposes which expire at various dates beginning in 2012. The Company has provided full valuation allowances on these carryforwards due to the recurring, significant losses in recent years.

     The following summarizes the differences between the income tax (benefit) expense and the amount computed by applying the Federal income tax rate of 34% to loss before income taxes:

                                                        1999           1998           1997
                                                    -----------    -----------    -----------
     Federal Income Tax at Statutory Rate           $(1,920,000)   $  (941,000)   $(1,966,000)
     State Income Tax, Net of Federal Tax Benefit      (327,000)       (50,000)      (338,000)
     Valuation Allowance                              2,247,000        991,000      2,638,000
                                                    -----------    -----------    -----------

     Income Tax Expense                             $      --      $      --      $   334,000
                                                    ===========    ===========    ===========

(9)  Preferred Stock-

     The Company has 1,000,000 authorized shares of $0.01 par value preferred stock. No preferred shares were outstanding as of December 31, 1999.

(10) Common Stock and Warrants-

     On November 18, 1997, the Company declared the payment of a dividend to its shareholders in the form of a warrant to purchase Common Stock of the Company. Record owners of Common Stock as of December 10, 1997, received one warrant for every two shares of Common Stock held. Each warrant entitles the holder to purchase one share of Common Stock at $4.00 per share for a three-year period, subject to adjustment in certain circumstances. The warrants are redeemable by the Company, upon notice of not less than 30 days at $.10 per warrant in the event the closing bid quotation of the Common Stock on all 20 of the trading days ending on the third day prior to the day on which the Company gives notice has been at least $7.00 per share; provided however that no such right of redemption or exercise shall exist prior to the time that such shares of Common Stock underlying the warrants have been registered under the Securities Act of 1933, as amended. The former President of the Company has agreed to waive his rights to receive 946,219 warrant dividends on the 1,892,438 shares of Common Stock held by him. The warrants were valued at a total of $1,983,000 (based on the Black-Scholes Model), which had no impact on the Company's results of operations for the year ended December 31, 1997. In December 1998, the shareholders agreed to the repricing of these warrants' exercise price from $4.00 to $1.00.

     In November 1998, the Company completed a $1,500,000 private placement offering of unsecured, subordinated convertible notes bearing interest at 2% (the "Notes"). The Notes were convertible at the option of the Company with shareholder approval, into 1,500,000 units. Each unit consisted of one share of common stock plus one warrant to purchase two-thirds of a share of common stock at an exercise price of $1 per share. The conversion of the Notes was approved on December 30, 1998 and the Company exercised its option to convert the Notes into 1,500,000 shares and warrants to purchase 1,000,000 shares. In March 1999, 998,992 of these warrants were exercised.

     In November 1998, the Company also declared the payment of a dividend to its shareholders in the form of warrants to purchase common stock of the Company. Existing shareholders of record as of February 16, 1999 (other than the former President and Chairman and the investor group of the November 1998 private placement offering) received an additional warrant to purchase one share at $1 per share, for every two shares held. This new warrant will be redeemable by the Company if its common stock trades for a defined period above $2.00 per share. The repricing of the existing warrants and issuance of the new warrants was ratified by the shareholders on December 30, 1998. The warrants were valued at a total of $2,044,000 (based on the Black-Scholes Model), which had no impact on the Company's results of operations for the year ended December 31, 1998.

     In connection with the acquisition of CWI (Note 4) and the conversion of the subordinated notes utilized to finance the cash portion of the transaction, the Company granted 644,050 warrants to the holders of the Notes. The Company also granted 150,000 warrants to the holders of $1,000,000 in subordinated notes which were utilized to finance the remaining cash portion of the CWI acquisition.

     In October 1999, the Board of Directors approved the repricing of certain warrants sold to the underwriter of the Company's initial public offering in December 1996. These warrants to purchase 200,000 shares of common stock at an exercise price of $5.50 per share were repriced to $3 per share.

     The table below summarizes the transactions related to the Company's warrants to purchase common stock:

                                                    Weighted-Average
                                              ----------------------------
                                               Number of        Exercise
                                                Warrants         Price
                                              ------------    ------------
     Warrants Declared at December 17, 1996        215,000    $       3.14
                                              ------------    ------------
     Balance at December 31, 1996                  215,000            3.14
     Warrants Declared at December 10, 1997      1,261,732            1.00
                                              ------------    ------------
     Balance at December 31, 1997                1,476,732            1.31
     Warrants Declared at November 30, 1998      2,453,570            1.00
                                              ------------    ------------
     Balance at December 31, 1998                3,930,302            1.12
     Warrants Exercised on March 15, 1999         (998,992)           1.00
     Warrants Declared at April 1, 1999            146,764            1.50
     Warrants Declared at May 19, 1999              20,000            4.14
     Warrants Declared at October 29, 1999         150,000            5.55
     Warrants Declared at December 31, 1999        644,050            4.00
                                              ------------    ------------
     Balance at December 31, 1999                3,892,125    $       1.81
                                              ============    ============

     All warrants are exercisable as of December 31, 1999.

(11) Stock Option Plans-

     The Company has two stock option plans (the "1996 Plan" and the "1998 Plan", the "Plans"), pursuant to which as amended, options to purchase up to 1,500,000 shares, cumulatively, of common stock may be granted as either incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended, or nonqualified stock options. ISOs may be granted under the Plans to employees and officers of the Company. Nonqualified stock options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. The Plans are administered by a committee of the Board of Directors which, within the limitations of the Plans, determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options are intended to be ISOs, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the Plans may not be granted at a price less than the fair market value of the common stock on the date of grant and will expire not more than ten years from the date of grant.

     The Company applies APB No. 25 and related interpretations in accounting for its options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the measurement date, no compensation cost is recorded.

     The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which established a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also, in accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

     In connection with the November 1998 private placement of Notes, the Company agreed to cancel 100,000 options with an exercise price of $3.81 granted to an outside director in March 1998 and reissue 100,000 options to the same director at an exercise price of $1.00 per share. In addition, the Company agreed to reprice 100,000 options with an exercise price of $3.81 per share granted in March 1998 to an outside director from $3.81 per share to $1.00 per share. Also, upon closing of the private placement, the Company paid $50,000 and cancelled 100,000 options granted to a financial advisor in March 1998 and replaced the cancelled options with 150,000 warrants with an exercise price of $1.00 per share.

     In connection with the private placement, the Company granted 200,000 options each to (1) a new member of the executive management team, (2) a new member of the Board of Directors, and (3) an individual as a finders fee for identifying investors for the Notes offering. These options had an exercise price of $1.00 per share and were issued outside of the Plans. The Company recognized $135,000 of noncash compensation for the options granted to the outside director which vested during 1998.

     SFAS No. 123, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0 percent; expected volatility of 174 percent; risk-free interest rate of 5.44 percent; and expected lives of 2 years, and for grants in 1998: dividend yield of 0 percent; expected volatility of 180 percent; risk-free interest rate of 4.4 percent; and expected lives of 2 years and for grants in 1997: dividend yield of 0 percent; expected volatility of 17 percent; risk-free interest rate of 5.7 percent; and expected lives of 2 years.

     Had compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant date consistent with the method of SFAS No. 123. The Company's net loss and loss per share for 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                   1999             1998             1997
                              -------------    -------------    -------------
     Net Loss
        As Reported           $  (5,646,000)   $  (2,769,000)   $  (6,116,000)
        Pro Forma             $  (6,450,000)   $  (4,841,000)   $  (6,348,413)

     Basic Loss Per Share
        As Reported           $       (0.77)   $       (0.63)   $       (1.39)
        Pro Forma             $       (0.88)   $       (1.09)   $       (1.44)

     Diluted Loss Per Share
        As Reported           $       (0.77)   $       (0.63)   $       (1.39)
        Pro Forma             $       (0.88)   $       (1.09)   $       (1.44)

     Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS No. 123 been applicable to all years of previous option grants.

     Option valuation models require the input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

     During the last three years, changes in shares subject to issuance under stock options were as follows:

                                                                       For the Years Ended December 31,
                                         ------------------------------------------------------------------------------------------
                                                     1999                           1998                          1997
                                         ----------------------------   ----------------------------   ----------------------------
                                                           Weighted                      Weighted                        Weighted
                                                            Average                       Average                         Average
                                                           Exercise                      Exercise                        Exercise
                                             Shares          Price          Shares         Price          Shares           Price
                                         ------------    ------------   ------------    ------------   ------------    ------------
     Stock Options with Exercise Price
        Less Than $3:
     Outstanding at Beginning of Year       1,000,000    $       0.93           --      $       --             --      $       --
        Granted                                  --              --        1,000,000            --             --              --
        Exercised                            (100,000)           0.69           --              --             --              --
        Forfeited or Cancelled                   --              --             --              --             --              --
                                         ------------    ------------   ------------    ------------   ------------    ------------
     Outstanding at End of Year               900,000    $       0.95      1,000,000    $       1.00           --      $       --
                                         ------------    ------------   ------------    ------------   ------------    ------------
     Exercisable at End of Year               794,053    $       0.98        700,000    $       1.00           --      $       --
                                         ------------    ------------   ------------    ------------   ------------    ------------

     Stock Options with Exercise Price
        Equal to or Greater Than $3:
     Outstanding at Beginning of Year         156,750    $       5.04        344,750    $       5.74        345,750    $       5.02
        Granted                               755,000            4.13        200,000            3.81        102,000            7.45
        Exercised                                --              --             --              --             --              --
        Forfeited Or Cancelled                (68,500)           5.01       (388,000)           5.03       (103,000)           5.00
                                         ------------    ------------   ------------    ------------   ------------    ------------
     Outstanding at End of Year               843,250    $       4.05        156,750    $       5.04        344,750    $       5.74
                                         ------------    ------------   ------------    ------------   ------------    ------------
     Exercisable at End of Year               123,250    $       4.82        104,500    $       5.03        138,583    $       5.01
                                         ------------    ------------   ------------    ------------   ------------    ------------

     At December 31, 1999, 1998 and 1997 there were 365,250, 508,250 and 115,250 options to purchase common stock of the Company available for grant under the plans, respectively.

                                     Options Outstanding                   Options Exercisable
                        -------------------------------------------   -----------------------------
                           Number        Weighted       Weighted         Number          Weighted
                       Outstanding at    Average         Average      Outstanding at     Average
                        December 31,    Remaining       Exercise       December 31,      Exercise
                            1999           Life          Price          1999              Price
                        -----------   -------------   -------------   -------------   -------------
     $0.38 to $1.00         900,000             7.3   $        0.95         794,053   $        0.98
     $1.01 to $3.50         275,000             4.1            3.00          15,000            3.00
     $3.51 to $5.00         398,250             4.2            4.31          88,250            5.00
     $5.01 to $6.00         170,000             4.8            5.10          20,000            5.41
                        -----------   -------------   -------------   -------------   -------------
                          1,743,250             5.9   $        2.45         917,303   $        1.50
                        -----------   -------------   -------------   -------------   -------------

(12) Leases-

     Certain office, warehouse facilities, and computer equipment are leased under noncancelable operating leases expiring on various dates through the year 2008. Rental expense was $219,000, $202,000 and $124,000 in 1999, 1998 and 1997, respectively.

     Minimum lease obligations under noncancelable operating leases are as follows:

     2000                             $962,000
     2001                              719,000
     2002                              516,000
     2003                              396,000
     2004                              396,000

     The Company subleased approximately one-third of one of the aforementioned leases for $6,700 per month through January 31, 2001 to a third party.

(13) Major Customers-

     For the year ended December 31, 1997, one customer accounted for approximately 12% of net sales. For the years ended December 31, 1999 and 1998, the Company did not have a single customer account for more than 10% of net sales.

(14) Earnings Per Share-

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The standard requires the disclosure of two earnings per share amounts--"basic earnings per share of common stock" and "diluted earnings per share of common stock." The computation of diluted earnings per share is similar to the Company's previous computation of "earnings per share of common stock."

     Basic earnings per share of common stock is computed by dividing net earnings from operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is computed by dividing the net earnings from operations by the average number of common shares and common share equivalents related to the assumed exercise of stock options and warrants.

     The following shares were used to calculate basic and diluted earnings per share:

                                                                      December 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
Average Shares of Common Stock Outstanding                  7,365,143   4,420,012   4,451,182
Incremental Shares Applicable to Common Stock Options and
   Warrants                                                      --          --          --
                                                            ---------   ---------   ---------
Average Common Shares Adjusted                              7,365,143   4,420,012   4,451,182
                                                            =========   =========   =========

     The shares outstanding used to compute diluted earnings per share for 1999, 1998 and 1997 excluded outstanding options and warrants to purchase 5,635,375, 5,087,052, 1,821,482 shares of common stock, respectively, at a weighted average exercise price of $2.01, $1.21, and $2.15, respectively. The options and warrants were excluded because their inclusion in the computation would have been antidilutive due to the operating losses incurred in each of the respective years.

(15) Related Party Transactions-

     During the years ended December 31, 1999, 1998 and 1997, the Company sold $0, $317,000 and $254,000, respectively, of products to Cellular Specialists, a company controlled by the brother of the largest shareholder and former President and Chairman.

     During the years ended December 31, 1999, 1998 and 1997, the Company sold $1,454,000, $1,577,000, and $1,455,000, respectively, of products to
     Digicell, a company controlled by two cousins of the largest shareholder and former President and Chairman. On December 31, 1999, the Company was owed $277,000 by Digicell. In addition, the Company purchased product from Digicell. For the years ended December 31, 1999, 1998 and 1997, the Company purchased $172,000, $817,000 and $299,000, respectively, from Digicell.

     On December 31, 1999, the Company was owed $300,000 by Continental Communications ("CMT"), a company owned by major shareholders of the Company, for product and services sold by CWI to CMT prior to the acquisition of CWI by the Company. Two hundred thousand dollars of this balance was paid subsequent to year end. In addition, the Company purchases product from CMT. For the year ended December 31, 1999, the Company purchased $40,000 of product from CMT.

     On December 31, 1999, the Company was owed $155,000 by Leavitt Communication, a company owned by a major shareholder, for product and services sold by CWI to Leavitt prior to the acquisition of CWI by the Company. In addition, the Company purchases product from Leavitt. For the year ended December 31, 1999, the Company purchased $633,000 of product from Leavitt. On December 31, 1999, the Company owed $244,000 to Leavitt.

     In November 1999, the Company entered into a lease with a partnership that includes major shareholders. Rental expense was $66,000 in 1999. The lease calls for a monthly payment of approximately $33,000 through the year 2008.

     In November 1999, the Company subleased a portion of its Lincolnshire facility to both CMT and Leavitt for a total monthly payment of $11,600. In addition to the rent for the facility, the Company charges CMT and Leavitt a monthly management fee, covering shared services for technology support, accounting and administrative activities, of approximately $30,000. The total management fees received by the Company for the period October 31, 1999 through December 31, 1999 was approximately $60,000.

(16) Supplier/Customer Transactions-

     Due to the limited supply of merchandise and the nature of the competitive environment, the Company may purchase and sell inventory from/to the same supplier/customer. These types of same supplier/customer transactions are often at low gross profit margins. Such transactions are included in sales and amounted to approximately $8,543,000, $8,957,000 and $1,900,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(17) Concentration of Suppliers-

     The Company is dependent on third-party equipment manufacturers and distributors for all of its supply of cellular telephones and accessories. For the years ended December 31, 1999, 1998 and 1997, the Company's four largest suppliers accounted for approximately 46%, 41% and 44% of purchases, respectively. Such manufacturers and distributors may at any time impose price increases or otherwise determine not to continue to sell product to the Company on commercially reasonable terms, or at all. A change in suppliers could cause a delay in the supply of product and a possible loss of sales, which may adversely affect the Company's operating results. Although there are a limited number of suppliers, management believes other suppliers could provide sufficient quantities of products on commercially reasonable terms.

(18) Termination Agreement-

     On April 21, 1999, the Company entered into an agreement with the then Chairman and President of the Company in which he resigned and terminated his employment agreement with the Company. The agreement as amended specified that the Company pay a lump sum of $250,000 to him and make 15 monthly payments of $14,583. In addition, the Company agreed to privately sell 146,764 shares of common stock held by him. The total expense for the termination was approximately $1,020,000 and recorded as a component of selling, general and administrative expense.

     The Chairman and President agreed to certain limitations on public sales of the balance of his shares of the Company stock.

     Schedule II--Valuation and Qualifying Accounts

                                                                       Additions
                                                             -----------------------------
                                               Balance at
                                                  the         Charged to      Charged to                           Balance at
                                               Beginning       Cost and         Other                              the End of
                Description                    of Period       Expenses        Accounts            Deductions      the Period
                -----------                  -------------   -------------   -------------       -------------   -------------
     For the year ended December 31, 1999:
     Allowance for doubtful accounts
        receivable                           $     251,000   $     351,000   $     398,000 (a)   $        --     $   1,000,000
     Allowance for doubtful notes
        receivables                              1,521,000            --              --               717,000         804,000
     Reserve for inventory
        obsolescence                               592,000          67,000         651,000 (a)            --         1,310,000

     For the year ended December 31, 1998:
     Allowance for doubtful accounts
        receivable                               2,697,000         162,000        (859,000)(b)       1,749,000(c)      251,000
     Allowance for doubtful notes
        receivables                                739,000            --           859,000 (b)          77,000(d)    1,521,000
     Reserve for inventory
        obsolescence                               550,000         190,000            --               148,000(e)      592,000

     For the year ended December 31, 1997:
     Allowance for doubtful accounts
        receivable                                 428,000       2,888,000            --               619,000(c)    2,697,000
     Allowance for doubtful notes
        receivable                                    --           739,000            --                  --           739,000
     Reserve for inventory
        obsolescence                               442,000         607,000            --               499,000(e)      550,000

     (a) Represents acquired reserves recorded on CWI Balance Sheet as of the acquisition date on October 29, 1999.

     (b) Reclassification of reserve

     (c) Accounts written off

     (d) Includes accounts collected of $54,000 and accounts written off of $23,000

     (e) Inventory written off

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

3.1            Certificate of Incorporation. (1)

3.2            Certificate of Merger and Plan and Agreement of Merger, between
               Cellular Telecom Corporation, a California corporation, and the Registrant. (1)

3.3            Bylaws. (1)

4.1            Specimen form of Common Stock Certificate. (2)

4.2            Form of Representative's Warrant Agreement. (2)

4.3 Form of Warrant issued as a dividend to Common Stockholders of Registrant. (3)

4.4            Warrant Agreement, between the Company and Continental Stock
               Transfer Trust Company, as Warrant Agent dated December 17, 1997.
               (3)

4.5            Form of Warrant issued by the Company to Investors in Ben Neman
               Sale of Common Stock. (7)

10.1           Form of 1996 Stock Option Plan of Registrant. (1)

10.2           Form of Employment Agreement between the Registrant and Ben
               Neman, dated November 9, 1998. (1)

10.3           Form of Employment Agreement between the Registrant and James E.
               Bunting. (1)

10.4           1998 Stock Option Plan. (5)

10.5 Credit Facility and Security Agreement, dated June 18, 1996, by and between the Registrant and CIT Group/Credit Finance, Inc. and related documents. (1)

10.6           Form of Employment Agreement between the Registrant and John C.
               Snyder II, dated April 30, 1997. (4)

10.7 Lease Agreement between the Company and Northpark Industrial, dated December 22, 1997. (4)

10.8           Lease Agreement between the Company and AMB Industrial Income
               Fund, Inc., dated July 18, 1997. (4)

10.9 Loan and Security Agreement, dated January 12, 1998, by and between the Registrant and BancAmerica Business Credit Inc. (4)

10.10          Form of Amendment to Loan and Security Agreement referred to in
               Exhibit 10.9. (4)

10.11          Amendment No. 3. to Loan and Security Agreement referred to in
               Exhibit 10.9. (5)

10.12          Amendment No.4 to Loan and Security Agreement referred to in
               Exhibit 10.9. (5)

10.13          Amendment No. 5 to Loan and Security Agreement referred to in
               Exhibit 10.9. (5)

10.14          Termination Agreement and Mutual General Release to Loan and
               Security Agreement referred to in Exhibit 10.9. (5)

10.15          Redeemable Warrant to Purchase Common Stock dated November 19,
               1998 between the Registrant and members of the Investor Group.
               (5)

10.16          Employment Agreement between the Registrant and Ben Neman, dated
               November 25, 1998. (5)

10.17          Assignment of lease to Cellular Wholesalers, Inc of Lease
               Agreement referred to in Exhibit 10.8. (5)

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

10.22 Agreement Regarding Termination of Employment for Ben Neman dated as of April 21, 1999. (6)

10.23          Amendment to Agreement Regarding Termination of Employment for
               Ben Neman dated as of April 30, 1999. (6)

10.24          Agreement between the Company and NationsCredit dated as of May
               19, 1999. (7)

10.25 Employment Agreement between Mark Fruehan and the Company dated as of May 1, 1999. (7)

10.26          Agreement to Merge with Cellular Wholesalers, Inc. dated as of
               July 23, 1999. (8)

10.27          Amended and Restated Agreement to Merge with Cellular
               Wholesalers, Inc. dated as of July 23, 1999. (9)

*10.28         Agreement dated October 2, 1999 between the Company and Ben
               Neman.

*10.29         Agreement dated October 2, 1999 among the Company, Cellular
               Specialists and Bob Neman.

*10.30         Agreement dated March 8, 2000 among the Company, Intellicell
               Merger Sub, Inc., Ronald Goldberg, Philip Leavitt, Sherwin
               Geitner, Cary Maimon and Melvyn Cohen.

*23.1          Consent of Arthur Andersen LLP

*27.           Financial Data Schedule.

----------------------------

 *   File herewith.

(1) Incorporated by reference to Registrant's Form S-1 Registration Statement filed with the Commission on November 4, 1996.

(2) Incorporated by reference to Registrants Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on December 9, 1996.

(3) Incorporated by reference to Registrant's Form 8-A Registration Statement filed with the Commission on December 5, 1997.

(4) Incorporated by reference to Registrant's Form 10-K filed with the Commission on April 15, 1998.

(5) Incorporated by reference to Registrant's Form 10-K filed with the Commission on March 30. 1999.

(6) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on May 17, 1999.

(7) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on August 16, 1999.

(8) Incorporated by reference to Registrant's Form 8-K filed with the Commission on August 6, 1999.

(9) Incorporated by reference to Registrant's Form 8-K filed with the Commission on August 26, 1999.