Form 10-K/A
period 1999-12-31
FOCUS AFFILIATES INC
filed 2000-05-11
CIK 1025557

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     1-12571
                                     -------
                              (COMMISSION FILE NO.)

                             FOCUS AFFILIATES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 95-4467726
     ------------------------           ------------------------------------
     (State of incorporation)           (I.R.S. Employer Identification No.)

                       401 EAST CORPORATE DRIVE, SUITE 220
                             LEWISVILLE, TEXAS 75057
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (214) 222-7979

           Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
        TITLE OF CLASS                               WHICH REGISTERED
-----------------------------                     ---------------------
COMMON STOCK, $0.01 PAR VALUE                     BOSTON STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                        ---------------------------------
                        WARRANTS TO PURCHASE COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 31, 2000 was approximately $19,517,225 (based on the closing sales price of such stock as of such date on the Nasdaq SmallCap Market on March 31, 2000).

     As of March 31, 2000 there were 10,746,040 shares of the registrant's Common Stock outstanding.

                                     PART IV

ITEM. 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3)   Exhibits

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation of S-K and paragraph (c) of this Item 14.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

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

10.24 Agreement between the Company and NationsCredit dated as of May 19, 1999. (7)

10.25 Employment Agreement between Mark Fruehan and the Company dated as of May 1, 1999. (7)

10.26 Agreement to Merge with Cellular Wholesalers, Inc. dated as of July 23, 1999. (8)

10.27 Amended and Restated Agreement to Merge with Cellular Wholesalers, Inc. dated as of July 23, 1999. (9)

10.28             Agreement dated October 2, 1999 between the Company and Ben
                  Neman. (10)

10.29 Agreement dated October 2, 1999 among the Company, Cellular Specialists and Bob Neman. (10)

10.30 Agreement dated March 8, 2000 among the Company, Intellicell Merger Sub, Inc., Ronald Goldberg, Philip Leavitt, Sherwin Geitner, Cary Maimon and Melvyn Cohen. (10)

23.1              Consent of Arthur Andersen LLP. (10)

23.2              Consent of Hollander, Lumer & Co. LLP.*

27.               Financial Data Schedule. (10)
----------------

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

(6) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on May 17, 1999.

(7) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on August 16, 1999.

(8) Incorporated by reference to Registrant's Form 8-K filed with the Commission on August 6, 1999.

(9) Incorporated by reference to Registrant's Form 8-K filed with the Commission on August 26, 1999.

(10) Previously filed as an exhibit to Registrant's Form 10-K filed with the Commission on April 14, 2000.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this first amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FOCUS AFFILIATES, INC.

Dated: May 10, 2000

                                   By: /s/  John Swinehart
                                      ----------------------------------
                                      John Swinehart
                                      Chairman of the Board, Vice President of
                                      Finance and Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
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

10.24 Agreement between the Company and NationsCredit dated as of May 19, 1999. (7)

10.25 Employment Agreement between Mark Fruehan and the Company dated as of May 1, 1999. (7)


10.26             Agreement to Merge with Cellular Wholesalers, Inc. dated as of
                  July 23, 1999. (8)

10.27             Amended and Restated Agreement to Merge with Cellular
                  Wholesalers, Inc. dated as of July 23, 1999. (9)

10.28             Agreement dated October 2, 1999 between the Company and Ben
                  Neman. (10)

10.29             Agreement dated October 2, 1999 among the Company, Cellular
                  Specialists and Bob Neman. (10)

10.30             Agreement dated March 8, 2000 among the Company, Intellicell
                  Merger Sub, Inc., Ronald Goldberg, Philip Leavitt, Sherwin
                  Geitner, Cary Maimon and Melvyn Cohen. (10)

23.1              Consent of Arthur Andersen LLP. (10)

23.2              Consent of Hollander, Lumer & Co. LLP.*

27.               Financial Data Schedule. (10)

----------------

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

(6) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on May 17, 1999.

(7) Incorporated by reference to Registrant's Form 10-Q filed with the Commission on August 16, 1999.

(8) Incorporated by reference to Registrant's Form 8-K filed with the Commission on August 6, 1999.

(9) Incorporated by reference to Registrant's Form 8-K filed with the Commission on August 26, 1999.

(10) Previously filed as an exhibit to Registrant's Form 10-K filed with the Commission on April 14, 2000.