Form 10-Q
period 2000-03-31
FOCUS AFFILIATES INC
filed 2000-05-15
CIK 1025557

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                             FOCUS AFFILIATES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
-------------------------------------------------------------------------------
                 (State or other jurisdiction of incorporation)

       1-12571                                        95-4467726
---------------------------                ------------------------------------
 (Commission File Number)                  (I.R.S. Employer Identification No.)

401 East Corporate Drive, Suite 220
      Lewisville, Texas                                  75057
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip code)

Issuer's telephone number    (214) 222-7979
                             --------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X      No
                       ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest predictable date.

          Class                            Outstanding at March 31, 2000
-----------------------------           ---------------------------------------
Common Stock, $0.01 par value                       10,752,926

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Focus Affiliates, Inc.
Consolidated Statements of Operations

                                                             Three Months Ended
                                                                  March 31,
                                                        -------------------------------
                                                            2000               1999
                                                        ------------       ------------
Net Sales                                               $ 14,518,000       $  6,666,000

Cost of Sales                                             13,711,000          6,201,000
                                                        ------------       ------------

         Gross Income on Sales                               807,000            465,000

Selling, General and Administrative Expenses               2,937,000            953,000
                                                        ------------       ------------

         Loss from Operations                             (2,130,000)          (488,000)

Other Income (expense):
   Interest Expense                                         (302,000)                --
   Other, net                                                  4,000             (5,000)
                                                        ------------       ------------

         Loss Before Provision for Income Taxes           (2,428,000)          (493,000)

Provision for Income Taxes                                        --                 --
                                                        ------------       ------------

         Net Loss                                       $ (2,428,000)      $   (493,000)
                                                        ============       ============


Basic Loss Per Share                                    $      (0.23)      $      (0.08)
                                                        ============       ============

Diluted Loss Per Share                                  $      (0.23)      $      (0.08)
                                                        ============       ============


Weighted number of common shares outstanding              10,746,527          6,093,500
                                                        ============       ============

The accompanying notes to financial statements are an integral part of these financial statements.

Focus Affiliates, Inc.

Consolidated Balance Sheets
March 31, 2000 and December 31, 1999

                                                                                March 31,          December 31,
                                     Assets                                       2000                 1999
                                                                            ---------------       ---------------
Current Assets:
   Cash and Cash Equivalents                                                $       659,000       $     2,495,000
   Accounts Receivable, net                                                       3,869,000             9,922,000
   Inventories, net                                                               1,799,000             9,488,000
   Due from Related Parties                                                         471,000               732,000
   Prepaid Expenses and Other Current Assets                                        571,000               657,000
                                                                            ---------------       ---------------
         Total Current Assets                                                     7,369,000            23,294,000

Property and Equipment, net                                                       4,239,000             4,443,000
Goodwill and Intangible Assets, net                                              15,978,000            16,423,000
Other                                                                               272,000                74,000
                                                                            ---------------       ---------------

         Total                                                              $    27,858,000       $    44,234,000
                                                                            ===============       ===============
                      Liabilities and Shareholders' Equity

Current Liabilities:
   Current Maturities of Long-Term Debt                                     $       500,000       $       500,000
   Note Payable                                                                     417,000                    --
   Revolving Credit Facility                                                      1,629,000            12,699,000
   Accounts Payable                                                              10,529,000            13,190,000
   Accrued Expenses                                                               1,471,000             2,006,000
                                                                            ---------------       ---------------
         Total Current Liabilities                                               14,546,000            28,395,000

Long-Term Liabilities:
   Long-Term Debt                                                                 1,593,000             1,645,000
   Other                                                                            268,000               324,000
                                                                            ---------------       ---------------
         Total Long-Term Liabilities                                              1,861,000             1,969,000

Shareholders' Equity:
   Preferred Stock - $.01 Par Value, 1,000,000 Shares Authorized, none
     issued                                                                              --                    --
   Common Stock - $.01 Par Value, 15,000,000 Shares Authorized,
     10,752,926 and 10,737,740 issued and outstanding on March 31,
     2000 and December 31, 1999, respectively                                       108,000               108,000
   Additional Paid-In Capital                                                    28,006,000            27,997,000
   Accumulated Deficit                                                          (16,663,000)          (14,235,000)
                                                                            ---------------       ---------------
         Total Shareholders' Equity                                              11,451,000            13,870,000
                                                                            ---------------       ---------------

         Total Liabilities and Shareholders' Equity                         $    27,858,000       $    44,234,000
                                                                            ===============       ===============

The accompanying notes are an integral part of these balance sheets.

Focus Affiliates, Inc.
Consolidated Statements of Cash Flows

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -------------------------------------
                                                                            2000                  1999
                                                                       ---------------       ---------------
Cash Flows from Operating Activities:
   Net Loss                                                            $    (2,428,000)      $      (493,000)
   Adjustments to Reconcile Net Loss to Net Cash Used in
     Operating Activities-
       Depreciation and Amortization                                           734,000                41,000
       Provision for Doubtful Accounts Receivable                              200,000              (116,000)
       Provision for Inventory Reserves                                      1,140,000               172,000
       Changes in Operating Assets and Liabilities-
         Accounts Receivable                                                 5,853,000              (296,000)
         Inventories                                                         6,549,000               231,000
         Due from Related Parties                                              261,000                    --
         Prepaid Expenses and Other Current Assets                             (60,000)             (262,000)
         Accounts Payable and Accrued Expenses                              (3,179,000)              879,000
                                                                       ---------------       ---------------

           Net Cash Provided by Operating Activities                         9,070,000               156,000

Cash Flows from Investing Activities:

   Acquisition of Property and Equipment                                      (137,000)              (22,000)
                                                                       ---------------       ---------------

           Net Cash Used in Investing Activities                              (137,000)              (22,000)

Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt                                                791,000                    --
   Payments of Long-Term Debt                                                 (500,000)                   --
   Advances (Repayments) Under Credit Facility                             (11,070,000)                   --
   Proceeds from the Exercise of Warrants                                       10,000                    --
   Proceeds from the Sale of Capital Stock                                          --               999,000
                                                                       ---------------       ---------------

           Net Cash (Used in) Provided by Financing
             Activities                                                    (10,769,000)              999,000

Net (Decrease) Increase in Cash and Cash Equivalents                        (1,836,000)            1,133,000

Cash and Cash Equivalents, Beginning of Period                               2,495,000               362,000
                                                                       ---------------       ---------------

Cash and Cash Equivalents, End of Period                               $       659,000       $     1,495,000
                                                                       ===============       ===============

The accompanying notes are an integral part of these statements.

Focus Affiliates, Inc.

Notes to Consolidated Financial Statements



(1) BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at March 31, 2000 and December 31, 1999 and its results of operations and cash flows for the three months ended March 31, 2000 and March 31, 1999. All adjustments are of a normal recurring nature.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and therefore do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flow in conformity with generally accepted accounting principles. The accompanying financial information should be read in conjunction with the audited financial statements contained in the Company's Annual Report of Form 10-K, for the year ended December 31, 1999. Footnote disclosures that substantially duplicate those in the Company's Form 10-K, including significant accounting policies, have been omitted.

     The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     As previously reported in the Company's Form 8-K filed on May 11, 2000, the Company has petitioned the American Arbitration Association seeking to rescind its acquisition of Cellular Wholesalers, Inc. ("CWI"), or, in the alternative, seeking monetary damages from the former CWI stockholders (including certain members of the former CWI management team) based, in part, on the misstatements of certain financial information relating to CWI. There can be no assurance, however, that the Company will be successful in obtaining a rescission of its acquisition of CWI or monetary damages from the former CWI stockholders.

(3) SUBSEQUENT EVENTS

     Subsequent to March 31, 2000, the Company discontinued its Chatsworth, California and Miami, Florida facilities and began to take certain steps to reduce the overhead costs related to its CWI operations. In connection with these actions, the Company has terminated approximately 75 employees since March 31, 2000.

     On May 8, 2000, the Company received a notice from Critical Capital Growth Fund L.P. ("Critical Capital") asserting that the Company is in default with respect to its $1,000,000 subordinated note payable to Critical Capital. See "Management's Discussion and Analysis of Results of Operations and Changes in Financial Position."

ITEM 2. Management's Discussion And Analysis of Results of Operations and Changes in Financial Position


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: THE STATEMENTS CONTAINED IN THIS REPORT WHICH ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, THE NEED FOR ADDITIONAL WORKING CAPITAL, POSSIBLE DELAYS IN THE COMPANY'S EXPANSION EFFORTS, CHANGES IN THE WIRELESS COMMUNICATIONS MARKETS AND TECHNOLOGIES, THE NATURE OF POSSIBLE SUPPLIER OR CUSTOMER ARRANGEMENTS WHICH MAY BECOME AVAILABLE TO THE COMPANY IN THE FUTURE, POSSIBLE PRODUCT OBSOLESCENCE, UNCOLLECTIBLE ACCOUNTS RECEIVABLE, SLOW MOVING INVENTORY, LACK OF ADEQUATE FINANCING, INCREASED COMPETITION AND UNFAVORABLE GENERAL ECONOMIC CONDITIONS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN ANY FORWARD LOOKING STATEMENT.

Results of Operations

First Quarter 2000 Compared to First Quarter 1999

Net sales were $14,518,000 in the first quarter of 2000 compared to $6,666,000 in the first quarter of 1999. The increase of $7,852,000 or 117.8% is a function of the inclusion of a full quarter of net sales attributable to CWI (acquired in October 1999) and an increase in the volume of products sold.

Gross profit increased by $342,000 or 73.5% from $465,000 in the first quarter of 1999 to $1,420,000 in 2000. The related margin decreased from 7.0% of net sales in the first quarter of 1999 to 5.6% in 2000. The decrease in gross profit was principally attributable to increased reserves for obsolete inventory and an increased allowance for doubtful accounts receivable. The higher reserves combined to offset the improved sales mix which included a greater volume of accessory sales.

Selling, general and administrative expenses increased by $1,984,000 or 208.2% from $953,000 or 14.2% of net sales in the first quarter of 1999 to $2,937,000 or 20.2% of net sales in the first quarter of 2000. The increase in selling, general and administrative expenses and the higher expense rate was attributable to the inclusion of the former CWI operations for a full quarter, unanticipated expenses related to information technology requirements and the amortization of goodwill for the acquisitions completed in late 1999.

Interest expense increased from $0 in the first quarter of 1999 to $302,000 in the first quarter of 2000 as a result of borrowings necessary to finance the increased working capital requirement of the CWI acquisition as well as the interest costs associated with the subordinated debt utilized to finance a portion of the acquisition.

Liquidity and Capital Resources

Losses incurred in 1999, particularly during the fourth quarter of 1999, and in the first quarter of 2000, as well as additional working capital requirements associated with the merger of CWI have had a significant negative impact on working capital and the liquidity of the Company. At December 31, 1999, the Company's working capital position was a deficit of $5,101,000 compared to a working capital deficit of $7,177,000 at March 31, 2000. The Company's continuing losses in the first quarter of 2000 continued to severely restrict the Company's liquidity and have caused the Company to operate on restricted terms with vendors.

Cash provided by operating activities was $9,070,000 for the first quarter of 2000, as compared to cash provided by operating activities of $156,000 for the comparable quarter in 1999. The primary cause for the increase in cash provided by operating activities for the first quarter of 2000 compared to first quarter of 1999 was the inclusion of CWI's former operations for a full quarter, management's ability to better manage inventory levels and the utilization of terms available on payables.

Cash used in investing activities increased from $22,000 in the first quarter of 1999 to $137,000 in 2000. During the first quarter of 2000, cash was utilized to repay obligations due under the Company's revolving line of credit.

Cash flows from financing activities decreased from $999,000 in the first quarter of 1999 to a use of cash in financing activities of $10,769,000 in 2000. During the first quarter of 2000, cash was utilized to repay obligations due under the Company's revolving line of credit.

During 1999 and the first quarter of 2000, the Company continued to incur significant losses. Due to the Company's negative working capital position and its recent operating losses, the Company will need to secure substantial additional capital in the immediate future or be forced to further reduce the scope of or suspend its current operations. The Company has no commitment or arrangements for any such financing, and there can be no assurance whether, or on what terms, such capital may be available.

The Company is currently not in compliance with the covenants of its debt facility with its senior lender, Banc of America Commercial Finance ("BancAmerica"), which restricts its ability to draw any further amounts under the facility and which BancAmerica asserts entitles BancAmerica to certain termination fees. At May 12, 2000, there was a credit balance of approximately $336,000 outstanding under this facility. In addition, the Company is not currently in compliance with the covenants of its outstanding $1,200,000 subordinated note payable to American National Bank ("ANB"). The Company has obtained a one-time waiver of its noncompliance from ANB. The Company is negotiating with BancAmerica in an effort to secure BancAmerica's agreement to forbear from asserting any of its rights based on the Company's covenant violations.

On May 8, 2000, the Company received a notice from Critical Capital asserting that the Company is in default with respect to its $1,000,000 subordinated note payable to Critical Capital. On May 3, 2000, in reliance on ANB's subordination agreement with Critical Capital, Critical Capital sent a "payment blockage notice" to ANB detailing the asserted events of default by the Company and requesting ANB to hold all payments received from the Company in trust for Critical Capital.

The Company is negotiating with Critical Capital in an effort to secure Critical Capital's agreement to forebear from asserting any of its rights based on the Company's purported default. If Critical Capital refuses to grant a waiver or forebearance and were successful in establishing a default by the Company, it could elect to declare all of the Company's indebtedness owing to Critical Capital immediately due and payable, including accrued and unpaid interest.

The Company no longer has any credit available through any of its vendors. There can be no assurance the Company will be able to maintain the current level of its operations. In addition, the lack of borrowing capability further inhibits the Company's ability to finance new business initiatives, including existing and contemplated relationships with network operators and manufacturers that would require additional working capital.

Pending the Company's obtaining additional capital the Company plans to seek informal arrangements with a number of its vendors. There is no assurance that the Company will be successful in resolving any issues with its creditors and vendors. If the Company is not successful, its ability to raise additional capital may be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk to changes in foreign rates, interest rate fluctuations and trade accounts receivable is immaterial.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, in March 2000, the Company entered into an agreement with the former shareholders of CWI by which the former CWI shareholders agreed, among other things, to contribute to the Company for cancellation an aggregate of 1,300,000 shares of the Company's Common Stock previously delivered to them in connection with the Company's acquisition of CWI. The agreement of the former CWI shareholders was conditioned upon the Company having obtained by April 23, 2000 additional equity capital of at least $3,900,000, which has not occurred.

As previously reported in the Company's Form 8-K filed on May 11, 2000, the Company subsequently petitioned the American Arbitration Association seeking to rescind its acquisition of CWI, or, in the alternative, seeking monetary damages from the former CWI stockholders (including certain members of the former CWI management team) based, in part, on the misstatements of certain financial information relating to CWI. There can be no assurance, however, that the Company will be successful in obtaining a rescission of its acquisition of CWI or monetary damages from the former CWI stockholders.

Item 2. Change in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As described above under Part I, Item 2, the Company is currently not in compliance with the covenants of its debt facility with its senior lender, BancAmerica, which restricts its ability to draw any further amounts under the facility and which BancAmerica asserts entitles BancAmerica to certain termination fees. At May 12, 2000, there was a credit balance of approximately $336,000 outstanding under this facility. In addition, the Company is not currently in compliance with the covenants of its outstanding $1,200,000 subordinated note payable to ANB. The Company has obtained a one-time waiver of its noncompliance from ANB. The Company is negotiating with BancAmerica in an effort to secure BancAmerica's agreement to forbear from asserting any of its rights based on the Company's covenant violations.

On May 8, 2000, the Company received a notice from Critical Capital asserting that the Company is in default with respect to its $1,000,000 subordinated note payable to Critical Capital. On May 3, 2000, in reliance on ANB's subordination agreement with Critical Capital, Critical Capital sent a "payment blockage notice" to ANB detailing the asserted events of default by the Company and requesting ANB to hold all payments received from the Company in trust for Critical Capital. The Company is negotiating with Critical Capital in an effort to secure Critical Capital's agreement to forebear from asserting any of its rights based upon the Company's purported default.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On May 10, 2000, the Company received a letter from Nasdaq expressing Nasdaq's concern that the Company may not be able to sustain compliance with Nasdaq's continued listing requirements, based on the Company's having received a "going concern" opinion from Arthur Andersen LLP in connection with the Company's financial statements for the year ended December 31, 1999. Nasdaq requested that the Company provide by May 23, 2000 a detailed plan and timetable addressing the specific items that led Arthur Andersen LLP to issue the "going concern" opinion, including but not limited to the Company's operating losses and negative working capital, and explaining the basis for the Company's belief that it will be able to sustain compliance with Nasdaq's continued listing requirements. The Company plans to submit its plan to Nasdaq within the required time period. There can be no assurance, however, that the Company will be able to prevent Nasdaq from delisting the Company. If the Company were to be delisted, it would have a material adverse effect on the Company's ability to secure equity financing and on the liquidity of the market for, and the market price of, the Company's Common Stock.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

10.1 Employment Agreement between the Company and James E. Krohn, dated as of February 14, 2000.

27   Financial Data Schedule.

(b)(1) The Company filed a Current Report on Form 8-K on January 6, 2000 to report the appointment of Arthur Andersen LLP to replace Hollander, Lumer & Co., LLP as the Company's independent accountants. This report was subsequently amended on February 11, 2000 to state that during the last three fiscal years and the subsequent interim period through January 2, 2000, there were no disagreements between the Company and Hollander, Lumer & Co. LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hollander, Lumer & Co. would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

(b)(2) The Company filed a Current Report on Form 8-K on January 11, 2000 to report the completion of its acquisition of Source Wireless.com.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Focus Affiliates, Inc


Date: May 15, 2000                 By: /s/  MICHAEL HEDGE
     -----------------                ----------------------------------------
                                      Michael Hedge
                                      President and Chief Executive Officer


Date: May 15, 2000                 By: /s/  JOHN SWINEHART
     ----------------                 ----------------------------------------
                                      John Swinehart
                                      Chairman of the Board, Vice President of
                                      Finance and Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER            DESCRIPTION
-------            -----------

10.1 Employment Agreement between the Company and James E. Krohn, dated as of February 14, 2000.

27                 Financial Data Schedule.