Form 10-Q
period 2000-06-30
FOCUS AFFILIATES INC
filed 2000-08-21
CIK 1025557

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                             FOCUS AFFILIATES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
--------------------------------------------------------------------------------
                 (State or other jurisdiction of incorporation)

        1-12571                                        95-4467726
------------------------                  ------------------------------------
(Commission File Number)                  (I.R.S. Employer Identification No.)

401 East Corporate Drive, Suite 220
          Lewisville, Texas                                 75057
----------------------------------------          -------------------------
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number (214) 222-7979
                          -----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes    X       No
                                              ------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest predictable date.

           Class                                  Outstanding at June 30, 2000
-----------------------------                     ----------------------------
Common Stock, $0.01 par value                               10,927,789

                         PART I - FINANCIAL INFORMATION


FOCUS AFFILIATES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                             (unaudited)                         (unaudited)
                                                    ------------------------------      ------------------------------
                                                        2000            1999             2000            1999
                                                    ------------      ------------      ------------      ------------

Net Sales                                           $  1,926,000      $  7,553,000      $ 16,444,000      $ 14,219,000

Cost of Sales                                          1,259,000         7,196,000        14,969,000        13,397,000
                                                    ------------      ------------      ------------      ------------

         Gross Profit                                    667,000           357,000         1,475,000           822,000

Selling, General and Administrative Expenses           3,267,000         2,026,000         6,204,000         2,979,000
Restructuring Charges                                  1,957,000                --         1,957,000                --
                                                    ------------      ------------      ------------      ------------

         Loss from Operations                         (4,557,000)       (1,669,000)       (6,686,000)       (2,157,000)

Other Income (expense)
   Interest Expense, net                              (1,533,000)          (23,000)       (1,835,000)          (23,000)
   Other Income, net                                     360,000            11,000           364,000             6,000
                                                    ------------      ------------      ------------      ------------

         Loss Before Provision for Income Taxes
           and Extraordinary Item                     (5,730,000)       (1,681,000)       (8,157,000)       (2,174,000)

         Provision for Income Taxes                           --                --                --                --

                                                    ------------      ------------      ------------      ------------

         Net Loss Before Extraordinary Item           (5,730,000)       (1,681,000)       (8,157,000)       (2,174,000)

         Extraordinary Item, net of tax effect
           of zero                                      (105,000)               --          (105,000)               --

         Net Loss                                   $ (5,835,000)     $ (1,681,000)     $ (8,262,000)     $ (2,174,000)
                                                    ============      ============      ============      ============


Basic Loss Per Share                                $      (0.53)     $      (0.24)     $      (0.76)     $      (0.33)
                                                    ============      ============      ============      ============

Diluted Loss Per Share                              $      (0.53)     $      (0.24)     $      (0.76)     $      (0.33)
                                                    ============      ============      ============      ============



Weighted number of common shares outstanding          10,909,189         6,948,782        10,827,858         6,543,636
                                                    ============      ============      ============      ============

The accompanying notes are an integral part of these statements.

FOCUS AFFILIATES, INC.

CONSOLIDATED BALANCE SHEETS




                                                                                     June 30,
                                     Assets                                           2000           December 31,
                                                                                   (unaudited)           1999
                                                                                   ------------      ------------

Current Assets:
   Cash and Cash Equivalents                                                       $    148,000      $  2,495,000
   Accounts Receivable, net of allowance of $1,239,000 and $1,000,000,
     respectively                                                                     1,695,000         9,922,000
   Inventories, net of reserves of $690,000 and $1,310,000, respectively              1,480,000         9,488,000
   Due from Related Parties                                                             117,000           732,000
   Prepaid Expenses and Other Current Assets                                            252,000           657,000
                                                                                   ------------      ------------
         Total Current Assets                                                         3,692,000        23,294,000

Property and Equipment, net                                                           1,910,000         4,443,000
Goodwill and Intangible Assets, net                                                  14,608,000        16,423,000
Other                                                                                    19,000            74,000
                                                                                   ------------      ------------

         Total                                                                     $ 20,229,000      $ 44,234,000
                                                                                   ============      ============

                      Liabilities and Shareholders' Equity

Current Liabilities:
   Current Maturities of Long-Term Debt                                            $  2,020,000      $    500,000
   Note Payable                                                                          12,000                --
   Revolving Credit Facility                                                                 --        12,699,000
   Accounts Payable                                                                  11,028,000        13,190,000
   Accrued Expenses                                                                     702,000         2,006,000
                                                                                   ------------      ------------
         Total Current Liabilities                                                   13,762,000        28,395,000

Long-Term Liabilities:
   Long-Term Debt                                                                            --         1,645,000
   Other                                                                                321,000           324,000
                                                                                   ------------      ------------
         Total Long-Term Liabilities                                                    321,000         1,969,000

Shareholders' Equity:
   Preferred Stock - $.01 Par Value, 1,000,000 Shares Authorized, none issued                --                --
   Common Stock - $.01 Par Value, 15,000,000 Shares Authorized, 10,927,789 and
     10,737,740 issued and outstanding in 2000 and 1999, respectively                   109,000           108,000
   Additional Paid-In Capital                                                        28,535,000        27,997,000
   Accumulated Deficit                                                              (22,498,000)      (14,235,000)
                                                                                   ------------      ------------
         Total Shareholders' Equity                                                   6,146,000        13,870,000
                                                                                   ------------      ------------

         Total Liabilities and Shareholders' Equity                                $ 20,229,000      $ 44,234,000
                                                                                   ============      ============

The accompanying notes are an integral part of these statements.

FOCUS AFFILIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            Six Months Ended
                                                                June 30,
                                                               (unaudited)
                                                      ------------------------------
                                                          2000              1999
                                                      ------------      ------------
Cash Flows from Operating Activities:
   Net Loss                                           $ (8,262,000)     $ (2,173,000)
   Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities-
       Depreciation and Amortization                     1,763,000            83,000
       Loss on Impairment of Goodwill                      765,000                --
       Non-Cash Restructuring Charges                    1,957,000                --
       Non Cash Compensation Expense                            --           551,000
       Loss on Conversion of Debt                          105,000                --
       Provision for Doubtful Accounts Receivable        1,539,000           (77,000)
       Provision (credit) for Inventory Reserves          (118,000)         (221,000)
       Changes in Operating Assets and
         Liabilities-
           Accounts Receivable                           7,183,000          (962,000)
           Inventories, net                              8,126,000           104,000
           Due from Related Parties                        120,000                --
           Prepaid Expenses and Other Current
              Assets                                       405,000          (180,000)
           Other Assets                                     55,000          (166,000)
           Accounts Payable and Accrued Expenses        (3,453,000)        1,948,000
                                                      ------------      ------------

           Net Cash Provided by (used in)
              Operating Activities                      10,185,000        (1,093,000)

Cash Flows from Investing Activities:
   Acquisition of Property and Equipment                  (137,000)         (119,000)
                                                      ------------      ------------

           Net Cash Used in Investing Activities          (137,000)         (119,000)

Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt                            804,000                --
   Payments of Long-Term Debt                             (500,000)               --
   Advances (repayments) Under Credit Facility         (12,699,000)        1,376,000
   Proceeds from the Sale of Capital Stock                      --         1,067,000
                                                      ------------      ------------

           Net Cash (used in) Provided by
              Financing Activities                     (12,395,000)        2,443,000

Net (decrease) Increase in Cash and Cash
   Equivalents                                          (2,347,000)        1,231,000

Cash and Cash Equivalents, Beginning of Period           2,495,000           362,000
                                                      ------------      ------------

Cash and Cash Equivalents, End of Period              $    148,000      $  1,593,000
                                                      ============      ============

The accompanying notes are an integral part of these statements.

FOCUS AFFILIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly its financial position at June 30, 2000 and December 31, 1999 and its results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. All adjustments are of a normal recurring nature.

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

     The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     As previously reported in the Company's Form 8-K/A filed on May 11, 2000, the Company has petitioned the American Arbitration Association seeking to rescind its acquisition of Cellular Wholesalers, Inc. ("CWI"), or, in the alternative, seeking monetary damages from the formers CWI stockholders (including certain members of the former CWI management team) based, in part, on the misstatements of certain financial information relating to CWI. There can be no assurance, however, that the Company will be successful in obtaining a rescission of its acquisition of CWI or monetary damages from the former CWI stockholders. The arbitration is still ongoing as of the date of this filing.

     On July 12, 2000 the Company was notified by the United States District Court, Northern District of Illinois, Eastern Division that it and Michael Hedge, President of the Company, were named as defendants in a lawsuit filed by Ronald Goldberg, Philip Leavitt, Sherwin Geitner and Cary Maimon. For further information, see "PART II - OTHER INFORMATION - Legal Proceedings."

     On August 8, 2000, Ben Neman sued the Company in California Superior Court, Los Angeles County, California. In the complaint, Mr. Neman alleged that
     (a) the Company failed to make payments to Mr. Neman aggregating $116,665 as required by an agreement between them and (b) the Company's delay in removing a legend on shares of stock restricting transfer caused compensatory and consequential damages to Neman in a sum in excess of $1,000,000. The Company is evaluating Mr. Neman's claims and believes that it may have defenses to assert regarding the compensatory and consequential damages to Neman.

     In addition, the Company is a defendant in a number of lawsuits brought by certain unsecured creditors and former employees. Under the guidelines of the Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", the Company has established a reserve for contingencies in which the outcome is probable and estimable as of June 30, 2000.

(3)  SUBSEQUENT EVENTS


     -RESTRUCTURING COSTS


     During the second quarter, the Company discontinued its operations in its Chatsworth, California and Miami, Florida facilities and began to take certain steps to reduce the overhead costs related to its CWI operations. Subsequent to June 30, 2000, the Company discontinued its operations in Lincolnshire, Illinois and continues to take further steps to reduce its overhead costs. The Company incurred non-cash restructuring costs of approximately $1,957,000 during the second quarter. In addition, the Company incurred a loss on the impairment of goodwill of approximately $765,000, relating to the acquisition of SourceWireless.com ("Source") in December 1999. The Company is not currently conducting any activities or operations through Source.

     -RECAPITALIZATION PLAN

     On May 8, 2000, the Company received a notice from Critical Capital Growth Fund L.P. ("Critical Capital") asserting that the Company was in default with respect to its $1,000,000 subordinated note payable to Critical Capital. Subsequent to June 30, 2000, Critical Capital became the senior lender and the Company received an additional loan from Critical Capital in the amount of $750,000. The aggregate amount, $1,750,000, is due on demand and bears interest at 18%. See "Item 2 - Management's Discussion and Analysis of Results of Operations and Changes in Financial Position - Liquidity and Capital Resources" and "PART II - ITEM 5. Other Information."

     As a condition of the Critical Capital additional loan, the Company was required by Critical Capital to remove all inventory and fixed assets owned by the Company from its Lincolnshire, Illinois location. This removal was contested by Leavitt Communications, Inc., an affiliate of one of the former principal shareholders of CWI ("LCI"). On August 16, 2000, the parties reached an agreement in principle to resolve this dispute pursuant to which LCI will acquire various fixed assets of Focus that had been used at the Lincolnshire, Illinois location for a payment that will total at least $257,000, with all or a substantial portion of the proceeds to be applied to pay down part of the Company's outstanding loan from Critical Capital. In addition, the former principal shareholders of CWI agreed in principle to pay off the Company's loan from American National Bank & Trust Company of Chicago ("ANB"), which had an outstanding balance of $1,167,000 at June 30, 2000. The amount paid by the former CWI shareholders to ANB will be credited and certain other amounts paid by them may be credited against any amounts that they may be required to pay the Company in connection with the pending arbitration between the Company and them relating to the Company's acquisition of CWI.

     Subsequent to June 30, 2000, the Company entered into contingent agreements with unsecured creditors representing approximately $7,000,000 of unsecured claims against the Company. Not all of the unsecured creditors have agreed to the terms set forth below. In addition, the Company received an unsigned term sheet from an investment group indicating the group's interest to invest $4,000,000 in convertible debt in the Company subject to certain conditions. The agreements with the unsecured creditors and financial investors are part of management's effort to restructure the Company's balance sheet ("Recapitalization Plan"). Pursuant to the Recapitalization Plan that the Company is seeking to implement, the Company has contingently agreed with the creditors described above to the summarized terms as follows:

     o    Post March 15, 2000 invoices paid in full.

     o    Pre March 15, 2000 invoices:

          o    Immediate payment of 12.5% of outstanding payables;

          o One year note payable in the principal amount of 12.5% of the outstanding trade payable with interest at 10% and principal paid monthly;

          o Three year note payable in the principal amount of 6.25% of the outstanding trade payable with interest at 10% and monthly payments of interest only in years one and two with level amortization in year three;

          o Common shares of Focus, at $1.00 per share, equal to 12.5% of the outstanding trade payable, with such issuance subject to required shareholder and regulatory approvals. If required approvals are not granted within one year, common shares would not be issued. In lieu of common shares, trade creditors would receive a three-year subordinated note obligation equal to 12.5% of the outstanding trade payable;

          o    Forgiveness of the outstanding account balance; and

          o A contingent payment to all trade creditors on a pro rata basis of 50% of any net cash proceeds resulting from the CWI arbitration proceeding.

The Company's ability to complete the Recapitalization Plan will be highly contingent upon the agreement of substantially all the unsecured creditors to the terms described above, a restructuring or resolution of the secured indebtedness owed to Critical Capital and ANB, the Company's timely receipt of approximately $4,000,000 in proceeds from the investor group, the continued support of trade vendors and the ability to continue its current operations. There are no assurances that any of these contingencies referenced above will be satisfied. The inability of the Company to satisfy any of the aforementioned conditions may cause the immediate cessation of the Company's business operations.

If and when the Recapitalization Plan is completed and the aforementioned agreements with unsecured creditors are consummated, the Company will reflect a reduction in these liabilities, which are currently reflected in accounts payable. The reduction in liabilities will increase the Company's net income and related shareholders' equity at the date the Recapitalization Plan is completed.

On April 11, 2000, a note in the amount of approximately $417,500 plus accrued interest of approximately $8,000 was exchanged for 169,263 shares of common stock at an agreed value of $2.50 per share. Because the market value of the shares on the date of the transaction was $3.13 per share, the Company recorded a loss on the extinguishment of debt of approximately $105,000. This loss is reflected as an extraordinary item on the statements of operations.


Item 2. Management's Discussion and Analysis of Results of Operations and Changes in Financial Position

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: THE STATEMENTS CONTAINED IN THIS REPORT WHICH ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, THE NEED FOR ADDITIONAL WORKING CAPITAL, POSSIBLE DELAYS IN THE COMPANY'S EXPANSION EFFORTS, CHANGES IN THE WIRELESS COMMUNICATIONS MARKETS AND TECHNOLOGIES, THE NATURE OF POSSIBLE SUPPLIER OR CUSTOMER ARRANGEMENTS WHICH MAY BECOME AVAILABLE TO THE COMPANY IN THE FUTURE, POSSIBLE PRODUCT OBSOLESCENCE, UNCOLLECTIBLE ACCOUNTS RECEIVABLE, SLOW MOVING INVENTORY, LACK OF ADEQUATE FINANCING, INCREASED COMPETITION, UNFAVORABLE GENERAL ECONOMIC CONDITIONS AND THE EXPENSE OF POTENTIAL DAMAGES ARISING FROM LITIGATION. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN ANY FORWARD LOOKING STATEMENT.

Due to the Company's negative working capital position and its continuing operating losses, the Company will need to restructure its existing trade debt and secure substantial additional capital in the immediate future or be forced to immediately terminate its operations. The Company has obtained contingent agreements from the holders of most of its outstanding trade debt to restructure the debt pursuant to the Recapitalization Plan provided, in part, that the Company receives additional financing. Although the Company recently received a preliminary commitment for a convertible debt financing from an investor group, this indication of interest is subject to various conditions. The Company has been unable to satisfy at least one of these conditions and has been unable to date to enter into a definitive agreement with the investor group to finalize the terms under which that group would provide financing to the Company, if at all. The investor group also has advised the Company that one of the conditions to its providing financing to the Company will be that Ben Neman, who has recently sued the Company for the Company's breach of an agreement with Mr. Neman, waive certain of his claims against the Company. Mr. Neman has been unwilling to date to waive those claims and is continuing to prosecute his lawsuit against the Company. The Company has no alternative commitment or arrangements for any such financing, and there can be no assurance whether, or on what terms, such capital may be available if at all.

Results of Operations

Second Quarter 2000 Compared to Second Quarter 1999

Net sales were $1,926,000 in the second quarter of 2000 compared to $7,553,000 in the second quarter of 1999. Of the total sales approximately $491,000 or 25.5% was represented by the Company's fulfillment services that commenced operations in May 2000. The decrease of $5,627,000 or (74.5)% is attributable to the Company's lack of working capital, the inability of the Company to access trade credit from its vendors to purchase inventory and the elimination of the Company's sales staff in its Chatsworth, Miami and Lincolnshire locations during the second quarter.

Gross profit for the second quarter of 2000 was $667,000 representing an 86.8% increase over the $357,000 in 1999. The gross margin was 34.6% of net sales in 2000 versus 4.7% of net sales in 1999. The increase in the gross margin is due primarily to the sale of previously written down inventory.

Selling, general and administrative expenses increased by $1,241,000 or 61.3% from $2,026,000 or 26.8% of net sales in the second quarter of 1999 to $3,267,000 or 169.6% of net sales in the second quarter of 2000. The increase in selling, general and administrative expenses and the higher expense rate was attributable to the higher costs associated with the CWI operations, the amortization of goodwill for the acquisitions in late 1999, the write down of the goodwill attributable to the Source acquisition and costs related to the Company's effort to modify and enhance its information technology system to better meet current business needs. The loss on the impairment of goodwill associated with Source was approximately $765,000.

Restructuring costs incurred in the second quarter of 2000 associated with the closure of the three facilities were approximately $1,957,000 for the writedown of fixed assets.

Interest charges changed from $23,000 in the second quarter of 1999 to $1,533,000 in the second quarter of 2000 as a result of additional borrowing necessary to finance the increased working capital requirement of the CWI acquisition, the interest costs associated with the subordinated debt utilized to finance a portion of the acquisition and the bank charges related to the prepayment and minimum loan fees associated with the working capital line of credit.

First Half 2000 Compared to First Half 1999

Net sales were $16,444,000 in the first half of 2000 compared to $14,219,000 in the first half of 1999. The increase of $2,225,000 or an increase of 15.6% is principally attributable to the inclusion of operations related to CWI.


Gross profit for the first half of 2000 was $1,475,000 representing an increase of 79.4% over the $822,000 in 1999. The gross margin was 9.0% of net sales in 2000 versus 5.8% of net sales in 1999. The increase in the gross margin is due largely to the mix of products sold which included greater sales of accessory items at higher margins.

Selling, general and administrative expenses increased by $3,225,000 or 108.3% from $2,979,000 or 21.0% of net sales in the first half of 1999 to $6,204,000 or 37.7% of net sales in the first half of 2000. The increase in selling, general and administrative expenses and the higher expense rate was attributable to the higher costs associated with the CWI operations, the amortization of goodwill for the acquisitions in late 1999, the write down of the goodwill attributable to the Source acquisition, and costs related to the Company's effort to establish and develop its information technology system. The loss on the impairment of goodwill associated with Source was approximately $765,000.

Restructuring costs incurred in the first half of 2000 associated with the closure of the three facilities were approximately $1,957,000 for the writedown of fixed assets.

Interest charges changed from $23,000 in the first half of 1999 to $1,835,000 in the first half of 2000 as a result of additional borrowing necessary to finance the increased working capital requirement of the CWI acquisition, the interest costs associated with the subordinated debt utilized to finance a portion of the acquisition and the bank charges related to the prepayment and minimum loan fees associated with the working capital line of credit.

Liquidity and Capital Resources

Losses incurred in 1999, particularly during the fourth quarter of 1999, and in the first half of 2000, as well as additional working capital requirements associated with the merger of CWI have had a significant negative impact on cash flow, working capital and the liquidity of the Company. At December 31, 1999, the Company's working capital position was a deficit of $5,101,000 compared to a working capital deficit of $10,070,000 at June 30, 2000. The Company's continuing losses in the first half of 2000 severely restricted the Company's ability to manage its on-going operations, absorbed practically all of the Company's liquidity and have caused the Company to operate on restricted terms with its vendors.

Given the lack of working capital available and the inability of the Company to attract permanent capital, the Company was forced to secure an additional loan from Critical Capital. This $750,000 loan was funded in two separate tranches during July 2000. Given the Company's cost structure, the proceeds of the additional loan provided sufficient cash for the Company to maintain its operations until early August 2000. Thereafter, the Company's ability to continue current operations can not be assured.

Cash provided by operating activities was $10,185,000 for the first half of 2000, as compared to cash used in operating activities of $1,093,000 for the comparable period in 1999. The primary cause for the increase in cash provided by operating activities for the first half of 2000 compared to first half of 1999 was the inclusion of CWI's former operations for a full half year, management's conversion of accounts receivable and inventory to cash, greater depreciation and amortization charges, an increase in the provision for doubtful accounts and restructuring charges.

Cash used in investing activities increased from $119,000 in the first half of 1999 to $137,000 in 2000 and are related to additions to property and equipment.

Cash flows from financing activities decreased from an increase in cash of $2,443,000 in the first half of 1999 to a use of cash in financing activities of $12,395,000 in 2000. During the first half of 2000, cash was utilized to repay obligations due under the Company's revolving line of credit and other long-term debt.

During 1999 and the first half of 2000, the Company continued to incur significant losses. Due to the Company's negative working capital position and its continuing operating losses, the Company will need to restructure its existing trade debt and secure substantial additional capital in the immediate future or be forced to immediately terminate its operations. The Company has obtained contingent agreements from the holders of most of its outstanding trade debt to restructure the debt pursuant to the Recapitalization Plan provided, in part, that the Company receives additional financing. Although the Company recently received a preliminary commitment for a convertible debt financing from an investor group, this indication of interest is subject to various conditions. The Company has been unable to satisfy at least one of these conditions and has been unable to date to enter into a definitive agreement with the investor group to finalize the terms under which that group would provide financing to the Company, if at all. The investor group also has advised the Company that one of the conditions to its providing financing to the Company will be that Ben Neman, who has recently sued the Company for the Company's breach of an agreement with Mr. Neman, waive certain of his claims against the Company. Mr. Neman has been unwilling to date to waive those claims and is continuing to prosecute his lawsuit against the Company.

During 1999 and the six months ended June 30, 2000, the Company continued to incur significant losses, the continuation of which could have a materially adverse impact on its cash flow, liquidity and financial position. At June 30, 2000, the Company was not in compliance with the covenants of its debt facility with BancAmerica, which restricted its ability to draw any further amounts under the facility. At June 30, 2000, there was a credit balance of approximately $99,000 in restricted deposits under this facility due to the Company. Effective July 2000, the Company's debt facility with BancAmerica was terminated and BancAmerica was no longer a creditor of the Company. Although the Company is current in all of its payments to Critical Capital, the Company continues to be in default of a number of the covenants under the loan agreement, including without limitation, the satisfaction of certain net worth and other financial requirements. Critical Capital and the Company subsequently entered into an Amended and restated Loan Agreement dated as of July 14, 2000 (the "Amended Critical Loan Agreement") pursuant to which the parties amended the prior loan agreement and Critical Capital advanced an additional $750,000 to the Company. The Company is required under the Amended Critical Loan Agreement to apply all of its revenues and proceeds from the sale of assets to pay down at least $1,000,000 of the outstanding loan from Critical Capital, and the loan now accrues interest at 18% per annum and is payable on demand. As of August 11, 2000, the outstanding balance of the Critical Capital loan was approximately $1,500,000.

In May 2000, the Company defaulted on a $42,000 installment payment on the subordinated, secured loan made to it in October 1999 by ANB. ANB has accelerated the entire amount of this loan, which had an outstanding balance of $1,167,000 at June 30, 2000. However, ANB may not receive any payments from the Company with respect to this loan since Critical Capital, as the Company's senior lender, has effected a payment blockage against ANB pursuant to the terms of an intercreditor and subordination agreement between Critical Capital and ANB.

Although the Company has been extended trade credit through one key vendor, there is no assurance that existing or additional trade credit will be available to the Company or that such credit will be sufficient to maintain the current level of its operations, even if the Company is able to restructure its trade debt and obtain additional debt or equity financing proceeds. In addition, the lack of borrowing capability further inhibits the Company's ability to finance new business initiatives including the relationships with network operators and manufacturers that would require additional working capital.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company believes that its exposure to market risk to changes in foreign rates, interest rate fluctuations and trade accounts receivable is immaterial.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in the Company's Form 10-Q for the quarter ended March 31, 2000, the Company petitioned the American Arbitration Association on April 24, 2000 seeking to rescind its acquisition of Cellular Wholesalers, Inc. ("CWI") or, in the alternative, seeking monetary damages from the former CWI stockholders (Ronald Goldberg,

 Philip Leavitt, Sherwin Geitner and Cary Maimon) based, in part, on the misstatements of certain financial information relating to CWI. On June 30, 2000, Ronald Goldberg, Philip Leavitt, Sherwin Geitner and Cary Maimon filed a lawsuit against the Company, its subsidiary, Intellicell Merger Sub, Inc., and Michael Hedge, the Company's Chief Executive Officer, in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiffs in this action allege that in connection with the Company's acquisition of CWI, the defendants misrepresented the status of the Company's business relationship with a prospective customer and that the Company breached a covenant made to the former CWI shareholders by allegedly changing the focus of the Company's operations following completion of the acquisition of CWI by the Company. The plaintiffs are seeking $9,000,000 in consequential damages, together with punitive damages, from the defendants in this action. The Company believes that the plaintiffs' claims in this action are without merit and is seeking to dismiss or stay this lawsuit pending resolution of the related arbitration action brought by the Company against these plaintiffs. There can be no assurance, however, that the Company will be successful in obtaining a rescission of its acquisition of CWI or monetary damages from the former CWI stockholders, that the Company will be successful in dismissing or staying the lawsuit brought against it by the former principal CWI stockholders or that these stockholders will not prevail in their action against the Company. An adverse ruling regarding either of the two matters with the former CWI stockholders could materially and adversely impact the Company's business operations and cause a cessation of the Company's business operations.

On August 8, 2000, Ben Neman sued the Company in California Superior Court, Los Angeles County, California. In the complaint, Mr. Neman alleged that (a) the Company failed to make payments to Mr. Neman aggregating $116,665 as required by an agreement between them and (b) the Company's delay in removing a legend on shares of stock restricting transfer caused compensatory and consequential damages to Neman in a sum in excess of $1,000,000. The Company is evaluating Mr. Neman's claims and believes that it may have defenses to assert regarding the compensatory and consequential damages to Neman.


In addition to the litigation described above, the Company is a defendant in a number of lawsuits brought by certain vendors and former employees. The amount of damages sought by the plaintiffs in each of these cases is individually not material; however, the expense and the diversion of Company management time to defend these suits could have a materially adverse effect on the Company.


Item 2.  Change in Securities and Use of Proceeds

On April 11, 2000 the Company issued 169,263 shares of its common stock to Carroll Edwards in cancellation of a note with an outstanding balance of approximately $425,000, including accrued interest of $8,000, that evidenced a loan previously made by him in January 2000. Carroll Edwards is an accredited investor and the Company relied on an exemption from registration for the foregoing issuance provided by Section 4(2) of the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities

On May 8, 2000 Critical Capital advised the Company that it was in default of certain covenants in the loan agreement pursuant to which Critical Capital had made a senior subordinated secured loan of $1,000,000 to the Company in October 1999. Critical Capital and the Company subsequently entered into the Amended Critical Loan Agreement pursuant to which the parties amended the prior loan agreement and Critical Capital advanced an additional $750,000 to the Company. Although the Company is current in all of its payments to Critical Capital, the Company continues to be in default of a number of the covenants under the loan agreement, including without limitation, the satisfaction of certain net worth and other financial requirements. The Company is required under the Amended Critical Loan Agreement to apply all of its revenues and proceeds from the sale of assets to pay down at least $1,000,000 of the outstanding loan from Critical Capital, and the loan now accrues interest at 18% per annum and is payable on demand. As of August 11, 2000, the outstanding balance of the Critical Capital loan was approximately $1,500,000.

In May 2000, the Company defaulted on a $42,000 installment payment on the subordinated, secured loan made to it in October 1999 by ANB. ANB has accelerated the entire amount of this loan, which had an outstanding balance of $1,167,000 at June 30, 2000. However, ANB may not receive any payments from the Company with respect to this loan since Critical Capital, as the Company's senior lender, has effected a payment blockage against ANB pursuant to the terms of an intercreditor and subordination agreement between Critical Capital and ANB.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

In connection with its continuing efforts to reduce its operating costs, the Company has initiated discussions with Michael Hedge and James Krohn concerning the termination of their employment with the Company. Although these arrangements have not yet been finalized, the Company anticipates that Michael Hedge's employment as the Company's President and CEO and James Krohn's employment as the Company's Chief Financial Officer may be ending in the near future.

Since late last year, the Company has been in the process of transitioning from a traditional wholesaler of wireless goods to a value-added fulfillment service enterprise. Pursuant to this transition, the Company has established a fulfillment service center in the Dallas, Texas area and has ceased operations in its Chatsworth, California, Miami, Florida and Lincolnshire, Illinois facilities. The Company presently has eight full-time employees.

Commencing in May 2000, the Company began shipping products pursuant to its plan to provide value-added fulfillment services to mobile virtual network operators. These shipments to date have been limited in amount and there can be no assurance that the Company's fulfillment services will generate significant revenues or cash flow in the future. In order to expand its fulfillment operations, the Company will need to secure profitable contracts from more customers, modify and enhance its information technology system to better meet current business needs, hire and retain skilled operations, marketing, customer care and administrative personnel. The Company is dependent upon selected suppliers to provide adequate inventories of products on a timely basis and on favorable credit terms. The operations of the Company will require vendors to extend customary trade credit and will require the Company to obtain additional capital to meet its operating objectives. In addition, the Company will require a working capital loan from a financial institution to fund payments to vendors and other creditors. See "Management's Discussion and Analysis of Results of Operations and Changes in Financial Position Liquidity and Capital Resources."

Subsequent to June 30, 2000, the Company entered into contingent agreements with unsecured creditors representing approximately $7,000,000 of unsecured claims against the Company. Not all of the unsecured creditors have agreed to the terms set forth below. In addition, the Company received an unsigned term sheet from an investment group indicating the group's interest to invest $4,000,000 in convertible debt in the Company subject to certain conditions. The agreements with the unsecured creditors and financial investors are part of management's effort to restructure the Company's balance sheet ("Recapitalization Plan"). Pursuant to the Recapitalization Plan that the Company is seeking to implement, the Company has contingently agreed with the creditors described above to the summarized terms as follows:

     o    Post March 15, 2000 invoices paid in full.

     o    Pre March 15, 2000 invoices:

          o    Immediate payment of 12.5% of outstanding payables;

          o One year note payable in the principal amount of 12.5% of the outstanding trade payable with interest at 10% and principal paid monthly;

          o Three year note payable in the principal amount of 6.25% of the outstanding trade payable with interest at 10% and monthly payments of interest only in years one and two with level amortization in year three;

          o Common shares of Focus, at $1.00 per share, equal to 12.5% of the outstanding trade payable, with such issuance subject to required shareholder and regulatory approvals. If required approvals are not granted within one year, common shares would not be issued. In lieu of common shares, trade creditors would receive a three-year subordinated note obligation equal to 12.5% of the outstanding trade payable;

          o    Forgiveness of the outstanding account balance; and

          o A contingent payment to all trade creditors on a pro rata basis of 50% of any net cash proceeds resulting from the CWI arbitration proceeding.

The Company's ability to complete the Recapitalization Plan will be highly contingent upon the agreement of substantially all the unsecured creditors to the terms described above, a restructuring or resolution of the secured indebtedness owed to Critical Capital and ANB, the Company's timely receipt of approximately $4,000,000 in proceeds from the investor group, the continued support of trade vendors and the ability to continue its current operations. There are no assurances that any of these contingencies referenced above will be satisfied. The inability of the Company to satisfy any of the aforementioned conditions may cause the immediate cessation of the Company's business operations.

As a condition of the Critical Capital additional loan under the Amended Critical Loan Agreement, the Company was required by Critical Capital to remove all inventory and fixed assets owned by the Company from its Lincolnshire, Illinois location. This removal was contested by Leavitt Communications, Inc., an affiliate of one of the former principal shareholders of CWI ("LCI"). On August 16, 2000, the parties reached an agreement in principle to resolve this dispute pursuant to which LCI will acquire various fixed assets of Focus that had been used at the Lincolnshire, Illinois location for a payment that will total at least $257,000, with all or a substantial portion of the proceeds to be applied to pay down part of the Company's outstanding loan from Critical Capital. In addition, the former principal shareholders of CWI agreed in principle to pay off the Company's loan from ANB, which had an outstanding balance of $1,167,000 at June 30, 2000. The amount paid by the former CWI shareholders under the Amendment Critical Loan Agreement to ANB will be credited and certain other amounts paid by them may be credited against any amounts that they may be required to pay the Company in connection with the pending arbitration between the Company and them relating to the Company's acquisition of CWI.

The Company's ability to complete the Recapitalization Plan will be highly contingent upon the Company's timely receipt of approximately $4,000,000 in proceeds from the investor group, the continued support of unsecured creditors and the ability to continue its current operations.


The Company is not currently in compliance with the net worth and minimum share price requirements for maintaining its listing on the Nasdaq SmallCap Market. Nasdaq advised the Company on August 17, 2000 that in light of this non-compliance, the Company's common stock will be delisted from the Nasdaq Stock Market on August 28, 2000. The delisting will be delayed in the event the Company files an appeal with Nasdaq of Nasdaq's delisting decision and the Company is reviewing the advisability of filing this appeal.



Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

10.1 Amended and Restated Loan and Security Agreement dated as of July 14, 2000 between Critical Capital and the Company

27       Financial Data Schedule

(b)(1) Current Report on Form 8-K/A dated May 11, 2000 (Item 5 - Other Events and Item 7 - Financial Statements & Exhibits)

(b)(2) Current Report on Form 8-K dated June 23, 2000 (Item 5 - Other Events and Item 7 - Financial Statements & Exhibits)


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Focus Affiliates, Inc.



Date: August 21, 2000                      By:  /s/ JAMES E. KROHN
      --------------------------------         --------------------------------
                                           Title: Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.1     Amended and Restated Loan and Security Agreement dated as of July 14,
         2000 between Critical Capital and the Company

27       Financial Data Schedule