Form 10QSB
period 2007-12-31
FOCUS AFFILIATES INC
filed 2008-03-07
CIK 1025557

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

                                (Mark One)

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the ten months period ended December 31, 2007

                                    OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____ to _____

                     Commission File Number: 0-28847

                          FOCUS AFFILIATES, INC.

             (Name of small business issuer in its charter)

          Delaware                                          95-4467726
-------------------------------                     -------------------------
(State or other jurisdiction of                     (I.R.S. Empl. Ident. No.)
 incorporation or organization)

   3500 South Dupont Highway, County of Kent, City of Dover, Delaware 19901
=============================================================================
              (Address of principal executive offices)(Zip Code)

                                  800-564-5300
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2007 the registrant had issued and outstanding 638,508,112 shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check one)  Yes ( )  No (X)

                           FOCUS AFFILIATES, INC.

                                 FORM 10-QSB


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet - December 31, 2007 (unaudited)                    1

          Statement of Operations for the period from entering the
          development stage (March 16, 2007) to December 31, 2007
          (unaudited)                                                      2

          Statement of Stockholders' Equity from the period of entry into the development stage (March 16, 2007) to December 31,
          2007 (unaudited)                                                 3

          Statement of Cash Flows for the period from entering the
          development stage (March 16, 2007) to December 31, 2007
          (unaudited)                                                      4

          Notes to the Financial Statements                              5-7

Item 2.   Management's Discussion and Analysis or Plan of Operation        8

Item 3.   Controls and Procedures                                          8

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings                                                9

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      9

Item 3.   Defaults Upon Senior Securities                                  9

Item 4.   Submission of Matters to a Vote of Security Holders              9

Item 5.   Other Information                                                9

Item 6.   Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                             10-11


FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)


BALANCE SHEET AS AT DECEMBER 31, 2007
(U.S. Dollars)
(Unaudited)


Assets

Current Assets                                                          -
--------------------------------------------------------------------------
Total Assets                                                 $          -
==========================================================================

Liabilities
   Due to shareholders                                             25,000
--------------------------------------------------------------------------
Total liabilities                                            $     25,000
--------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $0.001 par value 1,000,000,000 authorized
  Issued and outstanding 638,508,112 Shares                  $    638,508
Additional paid in capital                                       (638,508)
Deficit accumulated during development stage                      (25,000)
--------------------------------------------------------------------------
Total stockholders' equity                                        (25,000)
--------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                   $          -
==========================================================================


  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)


STATEMENT OF OPERATIONS FOR THE PERIOD FROM ENTERING THE
DEVELOPMENT STAGE (MARCH 16, 2007) TO DECEMBER 31, 2007
(U.S. Dollars)
(Unaudited)

--------------------------------------------------------------------------
Revenue                                                      $          -
--------------------------------------------------------------------------

Expenses
  Reorganization and general expenses                              25,000
--------------------------------------------------------------------------
Total                                                        $     25,000
--------------------------------------------------------------------------
Operating loss                                               $    (25,000)
==========================================================================

Net loss per common shares - Basic and Diluted                      (0.00)
--------------------------------------------------------------------------
Weighted average number of shares outstanding                 638,508,112
--------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)


Statement of Stockholders' Equity from the period of entry into the Development Stage (March 16, 2007) to December 31, 2007
(U.S. Dollars)
(Unaudited)

===========================================================================

                                                                      Total
                                               Additional             Stock-
                                                 Paid-In   Accum.    holders'
                            Shares     Amount    Capital   Deficit    Equity
-----------------------------------------------------------------------------
Balance March 2007        638,508,112  638,508  (638,508)                  -
Net loss for the period                                    (25,000)  (25,000)
-----------------------------------------------------------------------------
Balance December 31, 2007 638,508,112  638,508  (638,508)  (25,000)  (25,000)



  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)


STATEMENT OF CASH FLOWS FOR THE PERIOD FROM ENTERING THE DEVELOPMENT STAGE
(MARCH 16, 2007) TO DECEMBER 31, 2007
(U.S. Dollars)
(Unaudited)


                                                               Period ended
                                                               December 31,
                                                                   2007
---------------------------------------------------------------------------
Cash Flows (Used In) Provided By:
Operating Activities
  Net Loss                                                     $   (25,000)
---------------------------------------------------------------------------
                                                                   (25,000)
---------------------------------------------------------------------------

Investing Activities                                                     -

Financing Activities
  Due to shareholders                                               25,000
---------------------------------------------------------------------------
                                                                    25,000
---------------------------------------------------------------------------

Increase/(Decrease) in Cash                                              -
Cash, beginning                                                          -
---------------------------------------------------------------------------
Cash, ending                                                   $         -
===========================================================================



  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(U.S. Dollars)
(Unaudited)

-----------------------------------------------------------------------------

1  GENERAL COMPANY INFORMATION

Focus Affiliates, Inc. ( the Company ) is a Delaware corporation.
It was incorporated on March 1994 as Cellular Telecom Corporation and subsequently changed its name to Intellicell Corp. in June 1996 and then to Focus Affiliates, Inc. in October 1999.

The Company was reinstated on December 8, 2006 in the State of Delaware by an incorporator. The Company has been dormant since 2001 and was reorganized under new management in March 16, 2007 which will put the Company into the Development Stage.


2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality within the framework of the accounting policies summarized below :

(a)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing saving accounts and time certificates of deposit with a maturity of three months or less when purchased.

(b)  Use of Estimates

The preparation of finacial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(U.S. Dollars)
(Unaudited)

-----------------------------------------------------------------------------

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Focus Affiliates not having any material operations for the period ended December 31, 2007.

(d)  Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2007 for purpose of computing fully diluted earnings per share.

(e)  Impact Of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

(f)  Foreign Currency Translation

The Company uses the current method of foreign currency translation. The Company's reporting currency is the US dollar. Assets and liabilities recorded in functional currencies other than US dollars are translated in US dollars at the year-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged as an expense. Gains or losses from foreign currency transactions are included in the earnings of the current period.

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(U.S. Dollars)
(Unaudited)

-----------------------------------------------------------------------------

3  Stockholders' Equity

As of December 31, 2007 the Company has issued and outstanding common stock of 638,508,112 shares with $0.001 par value.

4  Share Capital

Amend the Company's authorized share capital

On March 16, 2007 the authorized shares capital was increased as follows:-

Authorized common stock consist of 1,000,000,000 shares having a par value of $0.001 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and the Company's financial position should be read in conjunction with the financial statements and accompanying notes.

This Quarterly Reports contain various forward-looking statements and information, including (but not limited to) under the caption "Management's Discussion and Analysis or Plan of Operation" that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plan and objectives. When used in this document, the words "expect," "anticipate," "estimate," " believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Should one or more ot these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: our limited operating history; history of losses; competition; our ability to manage growth and integration; risks of technological change; competition for customers; pricing and transportation of products; marketing relationships with third party suppliers; our ability to protect our intellectual property rights; economic and political factors; risk of technological change; market acceptance of our products, our ability to raise capital, ability to secure licenses, uncertainty regarding infringing intellectual property rights of others; security risks and the other risks and uncertainties described under. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and are beyond our control.

OVERVIEW

The Company has been in the process of identifying and discussing strategic merger or acquisitions. The Company will need to raise substantial additional capital to fund this strategy. The Company is seeking such additional funds through private equity or debt financing. There can be no assurance that such funding will be available on acceptable terms. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding. The Company has no lines of credit available at this time.

OPERATION

The Company has not been active since 2001. The losses for the 10 months period ended December 31, 2007 was $25,000 for reorganization and general expenses. There was no revenue for the 10 months period ended December 31, 2007.

ITEM 3 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2. - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the period covered by this report. Amendment of the Company's authorized share capital. On March 16, 2007 the authorized share capital was increased as follows :-

Authorized common stock consist of 1,000,000,000 shares having a par value of $0.001 per share

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

On , 2007 - Mr. Michael Burke was appointed as the new President and Director and Ms. Samantha Roberts as the new Secretary of the Company.