Form 10QSB
period 2008-06-30
FOCUS AFFILIATES INC
filed 2008-07-23
CIK 1025557

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

                                (Mark One)

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the six months period ended June 30, 2008

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

                                 1-800-346-4646
                          (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2008 the registrant had issued and outstanding 638,508,112 shares of common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check one)  Yes ( )  No (X)

                           FOCUS AFFILIATES, INC.

                                 FORM 10-QSB


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet - June 30, 2008                                    1

          Statement of Operations for 6 months ended June 30, 2008         2

          Statement of Stockholders' Equity                                3

          Statement of Cash Flows for 6 months ended June 30, 2008         4

          Notes to the Financial Statements                              5-7

Item 2.   Management's Discussion and Analysis or Plan of Operation        8

Item 3.   Controls and Procedures                                          8

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings                                                9

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      9

Item 3.   Defaults Upon Senior Securities                                  9

Item 4.   Submission of Matters to a Vote of Security Holders              9

Item 5.   Other Information                                                9

Item 6.   Exhibits and Reports on Form 8-K                                 9

CERTIFICATION                                                          10-11


FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)


BALANCE SHEETS AS AT JUNE 30, 2008
(U.S. Dollars)
(Unaudited)


                                                 As at           As at
                                                June 30,        June 30,
                                                  2008            2007
--------------------------------------------------------------------------
Assets

Current Assets                                           -              -
--------------------------------------------------------------------------
Total Assets                                 $           -              -
==========================================================================

Liabilities
   Accounts payable to related party                   843              -
   Due to shareholders                              25,000              -
--------------------------------------------------------------------------
Total liabilities                            $      25,843              -
--------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $0.001 par value
  1,000,000,000 authorized
  Issued and outstanding 638,508,112 Shares  $    638,508         638,508
Additional paid in capital                       (638,508)       (638,508)
Deficit accumulated during development stage      (25,843)              -
--------------------------------------------------------------------------
Total stockholders' equity                        (25,843)              -
--------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity   $          -               -
==========================================================================


  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)


STATEMENT OF OPERATIONS FOR THE 6 MONTHS PERIOD ENDED JUNE 30, 2008
(U.S. Dollars)
(Unaudited)

                                                6 Months      6 Months
                                               Period Ended  Period Ended
                                                 June 30,      June 30,
                                                   2008          2007
--------------------------------------------------------------------------
Revenue                                        $          -             -
--------------------------------------------------------------------------

Expenses
  Filing expenses                                       843             -
--------------------------------------------------------------------------
Total operating expenses                       $        843             -
--------------------------------------------------------------------------
Net loss for the period                        $       (843)            -
==========================================================================

Net loss per Common Share - Basic and Diluted         (0.00)        (0.00)
--------------------------------------------------------------------------
Weighted average number of shares outstanding   638,508,112   638,508,112
--------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)


Statement of Stockholders' Equity from the period of entry into the Development Stage (March 16, 2007) to June 30, 2008
(U.S. Dollars)
(Unaudited)

===========================================================================

                                                                      Total
                                               Additional             Stock-
                                                 Paid-In   Accum.    holders'
                            Shares     Amount    Capital   Deficit    Equity
-----------------------------------------------------------------------------
Balance March 2007        638,508,112  638,508  (638,508)                  -
Net loss for the period                                    (25,000)  (25,000)
-----------------------------------------------------------------------------
Balance December 31, 2007 638,508,112  638,508  (638,508)  (25,000)  (25,000)
Net loss for the period                                       (843)     (843)
-----------------------------------------------------------------------------
Balance June 30, 2008     638,508,112  638,508  (638,508)  (25,843)  (25,843)



  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)


STATEMENT OF CASH FLOWS FOR THE 6 MONTHS PERIOD ENDED JUNE 30, 2008
(U.S. Dollars)
(Unaudited)


                                                6 Months      6 Months
                                               Period Ended  Period Ended
                                                 June 30,      June 30,
                                                   2008          2007
---------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss for the period                      $      (843)              -
  Accounts payable to related party                    843
---------------------------------------------------------------------------
                                                         -               -
---------------------------------------------------------------------------

Cash flows from Investing Activities                     -               -

Cash flows from Financing Activities                     -               -
---------------------------------------------------------------------------
Net increase/(decrease) in cash and
  cash equivalents                             $         -               -
---------------------------------------------------------------------------
Cash beginning of period                                 -               -
---------------------------------------------------------------------------
Cash end of period                             $         -               -
===========================================================================


  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(U.S. Dollars)
(Unaudited)

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

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(U.S. Dollars)
(Unaudited)

-----------------------------------------------------------------------------

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)  Foreign currencies

The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.

(d)  Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

Deferred income taxes are provided based on the estimated future tax effects on temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

(e)  Loss per share

Loss  per  share  computations  are  based  on  the  weighted   average
number of common shares outstanding during the period. Common share equivalents consisting of stock options and warrants are not considered in the computation because their effect would be anti-dilutive.

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(U.S. Dollars)
(Unaudited)

-----------------------------------------------------------------------------


3.  Stockholders' Equity

As of June 30, 2008 the Company has issued and outstanding common stock of 638,508,112 shares of $0.001 par value.

4.  Share Capital

Amend the Company's authorized share capital

On March 16, 2007 the authorized shares capital was increased as follows :-

Authorized common stock consist of 1,000,000,000 shares having a par value of $0.001 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and notes to the financial statements included elsewhere in this report as well as the Form 10 -SB registration statement. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

COMPANY OVERVIEW

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

OPERATION

The Company has not been active since 2001. The losses for the 6 months period ended June 30, 2008 was $843 for filing expenses. There was no revenue for the 6 months period ended June 30, 2008.

ITEM 3 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

As of the date of this report, the Company's management, including the President ( principal executive officer ) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a - 14. Based upon the evaluation, the Company's President ( principal executive officer ) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's disclosure controls and procedures or in other factors, which could significantly affect disclosure controls subsequent to the date the Company's management carried out its evaluation. During the period covered by this quarterly report on Form 10 QSB, there was no change in our internal control over financial reporting ( as defined in Rule 13a - 15 ( f ) under the Exchange Act ) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

On, 2007 - Mr. Michael Burke was appointed as the new President and Director and Ms. Samantha Roberts as the new Secretary of the Company.