Form 10-Q
period 2008-09-30
FOCUS AFFILIATES INC
filed 2008-10-21
CIK 1025557

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

                                (Mark One)

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the nine months period ended September 30, 2008

                                    OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____ to _____

                     Commission File Number: 001-12571

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

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer,""accelerated filer," and "small reporting company" in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]        Accelerated filer          [X]
Non-accelerated filer    [ ]        Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act) YES [X] NO [ ]

As of September 30, 2008, 638,508,112 shares of the registrant's common stock were outstanding.

                           FOCUS AFFILIATES, INC.

                                 FORM 10-Q


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Balance Sheet as at September 30, 2008 and December 31, 2007     1

          Statement of Operations for 9 months ended
          September 30, 2008 and 2007                                      2

          Statement of Cash Flows for 9 months ended
          September 30, 2008 and 2007                                      3

          Notes to the Financial Statements                              4-5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                         6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       6

Item 4.   Controls and Procedures                                        6-7

PART 2 - OTHER INFORMATION

Item 1.   Legal Proceedings                                                7

Item 1A.  Risk Factors                                                     7

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      7

Item 3.   Defaults Upon Senior Securities                                  7

Item 4.   Submission of Matters to a Vote of Security Holders              7

Item 5.   Other Information                                                7

Item 6.   Exhibits, Signatures and Certification                           8

CERTIFICATION                                                           9-12


FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)

These financial statements have not been reviewed or audited by our independent auditors


BALANCE SHEETS AS AT SEPTEMBER 30, 2008
(U.S. Dollars)
(Unaudited)


                                                 As at           As at
                                              September 30,   December 31,
                                                  2008            2007
--------------------------------------------------------------------------
Assets

Current Assets                                           -              -
--------------------------------------------------------------------------
Total Assets                                 $           -              -
==========================================================================

Liabilities
   Accounts payable to related party                 1,045              -
   Due to shareholders                              25,000              -
--------------------------------------------------------------------------
Total liabilities                            $      26,045              -
--------------------------------------------------------------------------

Stockholders' Equity

Common Stock, $0.001 par value
  1,000,000,000 authorized
  Issued and outstanding 638,508,112 Shares  $    638,508         638,508
Additional paid in capital                       (638,508)       (638,508)
Deficit accumulated during development stage      (26,045)              -
--------------------------------------------------------------------------
Total stockholders' equity                        (26,045)              -
--------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity   $          -               -
==========================================================================


  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)


STATEMENT OF OPERATIONS FOR THE 9 MONTHS PERIOD ENDED SEPTEMBER 30, 2008
(U.S. Dollars)
(Unaudited)

                              3 Months Ended              9 Months Ended
                              September 30,               September 30,
                       --------------------------  --------------------------
                           2008          2007          2008          2007
-------------------------------------------------  --------------------------
Revenue                $         -             -             -             -
-------------------------------------------------  --------------------------

Expenses
  Office expenses               31             -            31             -
  Filing expenses              171             -         1,014             -
-------------------------------------------------  --------------------------
Total operating
 expenses              $       202             -         1,045             -
-------------------------------------------------  --------------------------
Net loss for
 the period            $      (202)            -        (1,045)            -
=================================================  ==========================

Net loss per Common
 Share - Basic and
 Diluted                     (0.00)        (0.00)        (0.00)        (0.00)
-------------------------------------------------  --------------------------
Weighted average
 number of shares
 outstanding           638,508,112   638,508,112   638,508,112   638,508,112
-------------------------------------------------  --------------------------


  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)


STATEMENT OF CASH FLOWS FOR THE 9 MONTHS PERIOD ENDED SEPTEMBER 30, 2008
(U.S. Dollars)
(Unaudited)


                                                      9 Months Ended
                                                       September 30
                                               ----------------------------
                                                   2008          2007
---------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss for the period                      $    (1,045)              -
  Accounts payable to related party                  1,045
---------------------------------------------------------------------------
                                                         -               -
---------------------------------------------------------------------------

Cash flows from Investing Activities                     -               -

Cash flows from Financing Activities                     -               -
---------------------------------------------------------------------------
Net increase/(decrease) in cash and
  cash equivalents                             $         -               -
---------------------------------------------------------------------------
Cash beginning of period                                 -               -
---------------------------------------------------------------------------
Cash end of period                             $         -               -
===========================================================================


  The accompanying notes are an integral part of these financial statements

FOCUS AFFILIATES, INC.
(FORMERLY: INTELLICEL CORP.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(U.S. Dollars)
(Unaudited)

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


2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent upon future events the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(U.S. Dollars)
(Unaudited)

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

3.  Stockholders' Equity

As of September 30, 2008 the Company has issued and outstanding common stock of 638,508,112 shares of $0.001 par value.

4.  Share Capital

Amend the Company's authorized share capital

On March 16, 2007 the authorized shares capital was increased as follows :-

Authorized common stock consist of 1,000,000,000 shares having a par value of $0.001 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained in "Risk Factors" in
Part 2, Item 1A and elsewhere in this Quarterly Report on Form 10Q, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend that these forward-looking statements be subject to the safe harbors created by those provisions. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will," "may," "should," "forecast," "could," "expect," "suggest," "believe," "anticipate," "intend," "plan," or other similar words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in "Risk Factors" and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false.

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

OPERATION

The Company has not been active since 2001. The losses for the 9 months period ended September 30, 2008 was $1,045 for filing and office expenses. There was no revenue for the 9 months period ended September 30, 2008.

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company at present does not engage in any business activities thus will not be subjected to any quantitative or qualitative influences to market risk.

ITEM 4 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 4 - CONTROLS AND PROCEDURES (continue)

As of the date of this report, the Company's management, including the President ( principal executive officer ) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President ( principal executive officer ) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's disclosure controls and procedures or in other factors, which could significantly affect disclosure controls subsequent to the date the Company's management carried out its evaluation. During the period covered by this quarterly report on Form 10 Q, there was no change in our internal control over financial reporting ( as defined in Rule 13a - 15 ( f ) under the Exchange Act ) that materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

PART 2. - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 1A - RISK FACTORS

The Company at present does not engage in any business activities thus will not be subjected to any risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the period covered by this report.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit Number  Exhibit Description

31.01 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* These certificates accompany Focus Affiliates, Inc's Quarterly Report on Form 10-Q; they are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Focus Affiliates, Inc. under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Table of Contents

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


October 17, 2008

                                     Focus Affiliates, Inc.

                                     /s/ Michael Burke
                                     ------------------------------------
                                     Michael Burke
                                     Director and Chief Executive Officer

                                     /s/ Michael Lee
                                     ------------------------------------
                                     Michael Lee
                                     Chief Accounting Officer