Form 10-K
period 2008-12-31
FOCUS AFFILIATES INC
filed 2009-03-18
CIK 1025557

"FOCUS AFFILIATES, INC"


	FORM 10K

	( Annual Report of Financial Condition )

	"Filed March 18, 2009 for the year ending 12/31/08"


	Address	3500 South Dupont Highway
		Dover
		DE 19901

	Telephone	1-800-346-4646
	CIK	0001025557
	Symbol	FONE
	SIC Code	"5065-Electronic Parts and Equipment, Not Elsewhere Classfied"
	Fiscal Year	12/31