Form 10-Q
period 2009-03-31
FOCUS AFFILIATES INC
filed 2009-04-30
CIK 1025557

FOCUS AFFILIATES, INC.

FORM 10Q

(Quarterly Report of Financial Condition)

Filed on April 29, 2009 for the Period Ending March 31, 2009



Address			3500 South Dupont Highway
			County of Kent, City of Dover
			Delaware  19901

Telephone		800-564-5300

CIK			0001025557

Symbol			FONE

SIC Code		5065  Electronic Parts and Equipment Not Elsewhere					Classified
			Classified


Fiscal Year		12-31