Form 10-Q
period 2009-06-30
FOCUS AFFILIATES INC
filed 2009-08-24
CIK 1025557

FOCUS AFFILIATES, INC.



FORM 10-Q
 (Quarterly Report)




Filed August 24, 2009 for the Period Ending 06/30/09



	Address		3500 South Dupont Highway,
			Dover, DE 19901

	Telephone	1-800-346-4646
	CIK		0001025557
	Symbol		FONE
	SIC Code	5065 - Electronic Parts and Equipment,
			Not Elsewhere Classified
	Fiscal Year	12/31


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

OR

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from ______ to _____

Commission File Number : 001- 12571

FOCUS AFFILIATES, INC.
( Exact name of registrant as specified in its charter )

       Delaware                                  95 - 4467726
--------------------------------       ---------------------------
( State or other jurisdiction of       ( I.R.S. Empl. Ident. No. )
 incorporation or organization )

3500 South Dupont Highway, Dover, DE 19901
-------------------------------------------------
( Address of principal executive offices ) ( Zip Code )

 1 - 800 - 346 - 4646
-------------------------------
( Issuer's telephone number )


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ( X )  NO  (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  (    )    No  (    )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12B-2 of the Exchange Act. (Check one) :


Large accelerated filer (    )       Accelerated filer  (   )

Non-accelerated filer (    )    Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
(  X  )  Yes    (   )  No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $0.001 par value, was 29,758,526 as of July 31, 2009.











      FOCUS AFFILIATES, INC.
FORM 10-Q
For the Period Ended June 30, 2009
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements  ....				1 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition And Results of Operations.............. 	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk.... 					17

Item 4T.Controls and Procedures............... 			18

PART II

Item 1.	Legal Proceedings.................... 			18

Item 1A.Risk Factors.......................... 			18

Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds..					18 - 19

Item 3.	Defaults Upon Senior Securities............... 		19

Item 4.	Submission of Matters to a Vote of Security Holders... 	19

Item 5.	Other Information..................... 			19

Item 6.	Exhibits and Certifications......			20 - 26















Part 1. Item 1.  Financial Statements

 			FOCUS AFFILIATES, INC.
     								 Page No.

Balance Sheets as at June 30, 2009  and December 31, 2008	    1

Statements of Operations
For the Three Months and Six Months Ended June 30, 2009 and 2008    2

Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 and
For the Period From Inception March, 1994 to June 30, 2009	    3 - 4

Notes to Financial Statements					    5 - 11








FOCUS AFFILIATES, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
June 30, 2009
(Stated in US Dollars)
(Unaudited)












FOCUS AFFILIATES, INC.
(FORMERLY : INTELLICEL CORP.)
(a development stage company)
Balance Sheets As At June 30, 2009 and December 31, 2008
(U.S. Dollars )
(unaudited)


					June 30,	 Dec 31,
					2009             2008


Assets
  Current Assets		 $	  -		   -

Total Assets			 $        -		   -

Liabilities
  Current Liabilities
   Related parties accounts      $	32,981		 26,748

Total Liabilities		 $	32,981		 26,748


Stockholders' Equity (Deficit)
 Common stock, $0.001 par value
 Authorized 1,000,000,000 shares
 10,758,526 shares issued and
 outstanding at June 30, 2009
 and 10,758,526 shares issued
 and outstanding at
 December 31, 2008		 $      10,759		 10,759
 Additional paid-in capital 	    28,094,241       28,094,241
 Accumulated deficit               (28,137,981)     (28,131,748)

Total Stockholders' Equity
(Deficit)		         $     (32,981)         (26,748)

Total Liabilities and
Stockholders' (Deficit)		 $        - 		    -


The accompanying notes are an integral part of the financial statements



FOCUS AFFILIATES, INC.
(FORMERLY : INTELLICEL CORP.)
(a development stage company)
Statements Of Operations for the three months and six months ended June 30, 2009 and 2008 and for the period March, 1994
(Inception) to June 30, 2009
(U.S. Dollars )
(Unaudited)



				           		          Inception
  			    For the 3 months  For the 6 months   March, 1994
        		      ended June 30,     ended June 30,   to June 30,
 			        2009    2008      2009    2008	    2009

Revenue                         -       -         -       -       379,652,000
Cost of sale                    -       -         -       -      (362,417,000)
				---------------------------------------------
Gross profit                    -       -         -       -        17,235,000
Selling, general and
administrative expenses       6,020     843     6,233   1,142      31,845,981
Non-recurring legal
and auditing fees                                                   1,300,000
Restructuring charges			     	                    1,957,000
				---------------------------------------------
Total operating expenses      6,020     843     6,233   1,142      35,102,981


Operating loss    	     (6,020)   (843)   (6,233) (1,142)    (17,867,981)
Other income (expenses)
 Interest (expense)	   			                   (3,424,000)
 Other income (loss)					              275,000
				---------------------------------------------
Total other income (expenses)   -       -         -       -        (3,149,000)

Net loss for the period      (6,020)   (843)   (6,233) (1,142)    (21,016,981)
Income tax benefit					              (26,000)
Extraordinary item						     (105,000)
Reorganization in 2000 as
per financials statements
of June 30, 2000						   (5,608,000)
Balance from partnership
distribution to
stockholders etc						   (1,382,000)
				--------------------------------------------
Net loss for the period
after adjustments     	     (6,020)   (843)   (6,233) (1,142)    (28,137,981)

Basic and diluted loss
per share		     (0.00)  (0.00)    (0.00)  (0.00)

Weighted average number
of shares outstanding	    10,758,526 10,758,526 10,758,526 10,758,5266

The accompanying notes are an integral part of the financial statements


FOCUS AFFILIATES, INC.
(FORMERLY : INTELLICEL CORP.)
(a development stage company)
Statements Of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period March 1994 (Inception) to June 30, 2009
(U.S. Dollars )
(Unaudited)


								  Inception
			                 For the  six months      March 1994
					    ended June 30,	  to June 30,
				           2009       2008 	     2009

Cash Flows (Used In) Provided By :
Operating Activities
Net income (loss) - historical        $  (6,020)    (1,142)     (28,137,768)
Adjustments to reconcile net
income to net cash
provided by (used in) operating
activities:
Depreciation and amortization				          3,093,000
Loss on impairment of goodwill				            765,000
Non cash restructuring charges				          7,417,000
Loss on conversion of debt				            105,000
Loss on disposal of fixed assets  			             87,000
Noncash compensation expense				            847,000
Provision for doubtful accounts					  6,661,000
Provision for inventory reserves			          1,488,000
Acquisition of marketable securities                               (927,000)
Proceeds from sale of marketable
securities                                                          858,000
Loss on marketable securities                                        85,000

Changes in operating assets and liabilities:
(Increase) in accounts receivable			            (95,000)
(Increase) in inventories				          4,848,000
Due from related parties                   6,020     1,142          855,768
(Increase) in deposits for purchases
of inventory					                 (1,443,000)
(Increase) in other receivable				           (500,000)
(Increase) decrease in prepaid expenses
and other current assets				            140,000
(Increase) decrease in other assets			             16,000
Increase in accounts payable and
accrued expenses					          2,531,000
					-------------------------------------
Net cash provided by (used in)
operating activities                  $      -         -         (1,306,000)

Cash flows from investing activities:
Acquisition of CWI and The Wireless
Group, Net of cash acquired					 (5,122,000)
Purchases of property and equipment                              (1,800,000)
Proceeds from the sale of
property & equipment					             40,000
Advances to officer					           (372,000)
Repayments of advances to officer		                    192,000
Loans to employees and third parties				   (211,000)
Repayments of loans to employees and
third parties						            211,000
Repayments of notes receivable					  1,916,000
					-------------------------------------
Net cash provided by
(used in) investing activities 	      $      -         -         (5,146,000)


Cash flows from financing activities:
Net proceeds from sale of common stock			          8,047,000
Proceeds from long-term debt				          5,610,000
Payments on long-term debt				           (925,000)
Proceeds from sale of warrants					  1,512,000
Bank overdraft						           (451,000)
Proceeds from loans payable				            935,000
Payments on loans payable				         (2,419,000)
Distributions to stockholders					   (319,000)
Advances (repayments) under
credit facility						         (9,021,000)
Proceeds from the exercise of warrants			            999,000
Proceeds from the exercise of options				  2,698,000
Deferred financing costs			                   (214,000)
					----------------------------------
Net cash provided by (used in)
financing activities                         -         -          6,452,000

Net increase (decrease) in cash              -         -                -
Cash - beginning of period                   -         -                -

Cash - end of period                         -         -                -



   The accompanying notes are an integral part of the financial statements





FOCUS AFFILIATES, INC.
(FORMERLY : INTELLICEL CORP.)
(a development stage company)
Notes to Financial Statements
June 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 1. General Organization and Business

Focus Affiliates, Inc. ( the "Company") is a Delaware corporation. It was incorporated on March 1994 as Cellular
Telecom Corporation and subsequently changed its name to Intellicel Corp. in June 1996 and then to Focus Affiliates,
Inc. in October, 1999.

The Company was reinstated on December 8, 2006 in the State of Delaware by an incorporator. The Company has been dormant since 2001 and was reorganized under new management on March 16, 2007 which will put the Company into the Development Stage.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June
30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $28,137,981 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has obtained additional funds by related parties advances, however there is no assurance that this additional funding is adequate and further funding may be necessary.

Note 2.  Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in US dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may differ from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below :

(a)	Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards
("SFAS") No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

(b)	Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.


(c)	Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon other sales and issuances of the Company's common stock within the same general time period.

(d)	Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R "Share-Based Payment", a revision to FAS
123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS
123R is effective for interim or annual periods beginning after December 15, 2005. The Company adopted FAS 123R on
October 1, 2007.

(e)	Foreign Currency Translation

The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with SFAS No. 52, "Foreign Currency
Translation". Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenue and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income (loss) for the year.



(f)	Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS 128 requires presentation of both basic and diluted earnings per share
("ESP") on the face of the income statement. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted ESP gives effect to all dilative potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted ESP, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted ESP excludes all dilative potential common shares if their effect is anti dilative.

(g)	Income Taxes

The Company follows SFAS no. 109, "Accounting for Income
Taxes" which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carry amounts of existing assets and liabilities and loss carry forwards and their respective tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

(h) Recently Issued Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards
("SFAS") No. 162, The Hierarchy of Generally Accepted
Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United
States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public
Company Accounting Oversight Board amendments to AU Section



411, The Meaning of Present Fairly in Conformity with
Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a material impact on its financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No.
133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.
SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The
Company does not believe SFAS No. 161 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R),
Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business
Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No.
141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS
No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009. The Company does not believe SFAS No. 141(R) will have a material impact on its financial statements.


In February 2007, the FASB issued SFAS No. 159, The Fair
Value Option for Financial Assets and Financial
Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value
Measurements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of operations.

Note 3. Common Stock

For The Six Months Ended June 30, 2009

On July 16, 2009, the Company entered into an agreement to issued 9,000,000 restricted shares in accordance with Regulation 144 of the United States Securities Act at
$0.001 per share with two corporations, several individuals and the president of the Company.

On July 16, 2009, the Company entered into an agreement to issued 10,000,000 free trading at $0.001 per share with Presidents Corporate Group in accordance with the opinion letter provided by the lawyer.

Note 4. Related Parties Accounts

On June 30, 2009, $32,981 was due to several corporations related to the Company. These amounts bear no interest and are due on demand, the Company recorded no imputed interest on these borrowings.


Note 5. Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for
Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.
Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

At June 30, 2009, the Company had deficits accumulated during the development stage of $28,137,981 available to offset future taxable income.










PART I

   This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of
Operations" and in other sections of this Form 10-Q.
Words such as "may," "will," "should," "could," "expect,"
"plan," "anticipate," "believe," "estimate," "predict,"
"potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.
   Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

General

The Company has been in the process of identifying and discussing strategic merger or acquisitions. The
Company will need to raise substantial additional capital to fund this strategy. The Company is seeking such additional funds through private equity or debt financing. There can be no assurance that such funding will be available on acceptance terms. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding.

Operation

The Company has not been active since 2001. The losses for the six months ended June 30, 2009 was $6,233 for filing, general and administrative expenses. There was no revenue for those periods stated above.

We currently have minimal cash reserves and a significant working capital deficit. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development of our projects.

Liquidity and Financial Resources

The Company remains in the development stage.
Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June
30, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations.


Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
141, Business Combinations, and Statement of Financial
Accounting Standards No. 142, Goodwill and Other
Intangible Assets. They also issued Statement of
Financial Accounting Standards No. 143, Accounting for
Obligations Associated with the Retirement of Long-Lived
Assets, and Statement of Financial Accounting Standards
No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets, in August and October 2001, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38,
Accounting for Pre-acquisition Contingencies of
Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.


SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB
Opinion No. 17, Intangible Assets. The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset over its appraised value.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of (SFAS 121), and APB
Opinion No. 30, Reporting the Results of Operations--
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently
Occurring Events and Transactions. The provisions of
SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company records impairment losses on long lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount.
In such cases, the amount of the impairment is determined on the relative values of the impaired assets.

Financial Accounting Standards Board Interpretation No.
46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,
Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation
No. 46 did not have a material effect on the Company's financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative
Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133.
It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 150, Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May
31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.
The impact of adoption of this statement is not expected to be significant.


In December 2004, the FASB issued SFAS 153, Exchanges of
Non-monetary Assets, an amendment of APB No. 29,
Accounting for Non-monetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised
2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock
Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.
It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains services in share-based payment transactions. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).

Item 3. Quantitative and Qualitative Disclosures About
Market Risk.

The Company at present does not engage in any business activities thus will not be subjected to any quantitative or qualitative influences to market risk.


Item 4T. Controls and Procedures.

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors

The Company at present does not engage in any business activities thus will not be subjected to any risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 16, 2009, the Company entered into an agreement to issued 9,000,000 restricted shares in accordance with Regulation 144 of the United States Securities Act at
$0.001 per share with two corporations, several individuals and the president of the Company.


On July 16, 2009, the Company entered into an agreement to issued 10,000,000 free trading at $0.001 per share with Presidents Corporate Group in accordance with the opinion letter provided by the lawyer.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security
Holders.

Not Applicable.

Item 5. Other Information.

None












Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  August 24, 2009
                               FORMCAP CORP.

      			   By: /S/ Brian Stewart
                                   Brian Stewart
                               Chief Executive Officer
                                    & Director



  		           By: /S/ Michael Lee
				   Michael lee
				Chief Financial
				   Officer




Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brain Stewart, Director and Chief Executive Officer of
Focus Affiliates, Inc. certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of
Focus Affiliates, Inc. ;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information;
and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : August 24, 2009

        Signature : /s/ Brian Stewart

                        Brian Stewart
			Director and Chief
			Executive Officer


Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee, Chief Financial Officer of Focus
Affiliates, Inc. certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of
Focus Affiliates, Inc. ;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information;
and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : August 24, 2009

        Signature : /s/ Michael Lee

                        Michael Lee
                      Chief Financial Officer


EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Focus
Affiliates, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"),

I, Brian Stewart, Chief Executive Officer of the
 Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted  pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
 requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                    /s/ Brian Stewart
	               -------------
                       Brian Stewart
      		    Chief Executive Officer

August 24, 2009






EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Focus
Affiliates, Inc.. (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"),

I, Michael Lee, Chief Financial Officer of the
 Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted  pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
 requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                        /s/ Michael Lee
                           -------------
                           Michael Lee
                         Chief Financial Officer
August 24, 2009




