Form 10-Q
period 2009-09-30
FOCUS AFFILIATES INC
filed 2009-12-01
CIK 1025557

AURIC MINING COMPANY

(Formerly FOCUS AFFILIATES, INC.)



FORM 10-Q
 (Quarterly Report)




   Filed December 1, 2009 for the Period Ending 09/30/09



	Address		3500 South Dupont Highway,
			Dover, DE 19901

	Telephone	1-800-346-4646
	CIK		0001025557
	Symbol		AUMY
	SIC Code	5065 - Electronic Parts and Equipment,
			Not Elsewhere Classified
	Fiscal Year	12/31


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from ________to ________

Commission File Number : 001- 12571

AURIC MINING COMPANY
( Exact name of registrant as specified in its charter )

   Delaware                                 95 - 4467726
----------------------------          --------------------------
( State or other jurisdiction of      ( I.R.S. Empl. Ident. No. )
incorporation or organization )

3500 South Dupont Highway, Dover, DE 19901
-----------------------------------------------
( Address of principal executive offices ) ( Zip Code )

 1 - 800 - 346 - 4646
--------------------------------
( Issuer's telephone number )


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ( X )  NO  (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
( 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  (    )    No  ( X  )

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


Large accelerated filer (    )      Accelerated filer  (   )

Non-accelerated filer (    )     Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   (  X  )  Yes    (   )  No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $0.001 par value, was 29,759 as of November 25, 2009.













AURIC MINING COMPANY

FORM 10-Q
For the Period Ended September 30, 2009
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					1 - 8

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	9-11

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					11

Item 4T.Controls and Procedures...			 	11

PART II

Item 1.	Legal Proceedings...					13

Item 1A.Risk Factors...					 	13

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					13

Item 3.	Defaults Upon Senior Securities........			13

Item 4.	Submission of Matters to a Vote of Security Holders...	13

Item 5.	Other Information...					13

Item 6.	Exhibits and Certifications...				14-19












Part 1. Item 1.  Financial Statements


AURIC MINING COMPANY


Page No.

Balance Sheets...					   	1

Statements of Operations...					2

Statements of Cash...						3 - 4

Notes to Financial Statements...				5 - 8















AURIC MINING COMPANY

(Formerly FOCUS AFFILIATES, INC.)

 (A Development Stage Company)
FINANCIAL STATEMENTS
September 30, 2009
(Expressed in US Dollars)

(Unaudited)








AURIC MINING COMPANY
(FORMERLY: FOCUS AFFILIATES, INC.)
(a development stage company)
Balance Sheets
(Expressed in U.S. Dollars )
(Unaudited)



						Sept. 30,	Dec 31,
 					  	2009		 2008

Assets
  Current Assets                	   	   85              -
					  ----------------------------
Total Assets                   		$          85              -
					  ----------------------------

Liabilities
  Current Liabilities
   Accounts payable            		$       2,250              -
   Related parties accounts (Note 4)           43,420           26,748
					  ----------------------------
Total Liabilities              		$      45,670           26,748
					  ----------------------------

Stockholders' Deficit
 Common stock, $0.001 par value
 Authorized 1,000,000,000 shares
 Issued and outstanding :
 29,759 (2005 - 10,759) shares          $          30               11
 Additional paid-in capital                28,127,470       28,104,989
 Accumulated deficit                      (28,173,085)     (28,131,748)
					  ----------------------------
Total Stockholders' Deficit             $     (45,585)         (26,748)
					  ----------------------------
Total Liabilities and
Stockholders' Deficit                   $          85              -
					  ----------------------------

See accompanying summary of accounting policies and notes to financial statements.




AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Statements Of Operations
(U.S. Dollars )
(Unaudited)

								    Inception
     			      For the 3 months  For the 9 months   March, 1994
        		       ended Sept. 30,   ended Sept. 30,   to Sept. 30,
			       2009     2008     2009     2008        2009

Revenue                          -        -        -        -      379,652,000
Cost of sale                     -        -        -        -     (362,417,000)
			    --------------------------------------------------
Gross profit                     -        -        -        -       17,235,000
Selling, general and
administrative expenses      25,104      410   41,337    1,553      31,881,085
Non-recurring legal
and auditing fees                                                    1,300,000
Restructuring charges                                                1,957,000
			    --------------------------------------------------
Total operating expenses     25,104      410   41,337    1,553      35,138,085

Operating loss              (25,104)    (410) (41,337)  (1,553)    (17,903,085)

Other comprehensive
income (expenses)
 Interest (expense)                                                 (3,424,000)
 Other income (loss)                                                   275,000
			    --------------------------------------------------
Total other comprehensive
income (expenses)                -        -        -        -       (3,149,000)

Net comprehensive loss
for the period              (25,104)    (410) (41,337)  (1,553)    (21,052,085)
Other non-recurring
income (expense)
Income tax benefit				                       (26,000)
Extraordinary item					              (105,000)
Reorganization costs,
June, 2000        					            (5,608,000)
Partnership distribution to
stockholders and other
stakeholders						            (1,382,000)
			    --------------------------------------------------
Net loss for the period
after adjustments           (25,104)    (410) (41,337)  (1,553)    (28,173,085)

Basic and diluted loss
per share                     (0.84)   (0.04)   (2.57)   (0.15)

Weighted average number
of shares outstanding        29,759   10,759   16,118   10,759


See accompanying summary of accounting policies and notes to financial statements.




AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Statements Of Cash Flows
(U.S. Dollars )
(Unaudited)

								Inception
           				For the nine months     March 1994
					  ended Sept. 30,      to Sept. 30,
					 2009        2008          2009
Cash Flows (Used In) Provided By :
Operating Activities
Net income (loss) - historical     $   (41,337)     (1,553)    (28,173,085)
Adjustments to reconcile net
income to net cash
provided by (used in) operating
activities:
Depreciation and amortization      				 3,093,000
Loss on impairment of goodwill     				   765,000
Non cash restructuring charges				         7,417,000
Loss on conversion of debt				           105,000
Loss on disposal of fixed assets	                            87,000
Noncash compensation expense				           847,000
Provision for doubtful accounts			                 6,661,000
Provision for inventory reserves			         1,488,000
Acquisition of marketable securities			          (927,000)
Proceeds from sale of
marketable securities				                   858,000
Loss on marketable securities				            85,000
Changes in operating assets
and liabilities:
(Increase) in accounts receivable                                  (95,000)
(Increase) in inventories				         4,848,000
Due from related parties	          16,672      1,553        866,420
(Increase) in deposits for
purchases of inventory					        (1,443,000)
(Increase) in other receivable                                    (500,000)
(Increase) decrease in prepaid
expenses and other current assets                                  140,000
(Increase) decrease in other assets                                 16,000
Increase in accounts payable and
accrued expenses                           2,250                 2,533,250
				        ----------------------------------
Net cash used in
operating activities               $     (22,415)       -       (1,328,415)
					----------------------------------

Cash flows from investing activities:
Acquisition of CWI and The Wireless
Group, Net of cash acquired				        (5,122,000)
Purchases of property and equipment		                (1,800,000)
Proceeds from the sale of property
& equipment					                    40,000
Advances to officer					          (372,000)
Repayments of advances to officer		                   192,000
Loans to employees and third parties                              (211,000)
Repayments of loans to employees and
third parties                                                      211,000
Repayments of notes receivable                                   1,916,000
					----------------------------------
Net cash used in
investing activities               $          -         -       (5,146,000)

Cash flows from financing activities:

Net proceeds from sale of common stock     22,500 		 8,069,500
Proceeds from long-term debt                                     5,610,000
Payments on long-term debt                                        (925,000)
Proceeds from sale of warrants                                   1,512,000
(Decrease) in Bank overdraft                                      (451,000)
Proceeds from loans payable                                        935,000
Payments on loans payable                                       (2,419,000)
Distributions to stockholders                                     (319,000)
Advances (repayments) under
credit facility					                (9,021,000)
Proceeds from the exercise of warrants                             999,000
Proceeds from the exercise of options                            2,698,000
Deferred financing costs                                          (214,000)
					----------------------------------
Net cash provided by
financing activities                       22,500       -        6,474,500

Net increase (decrease) in cash                85       -               85
Cash - beginning of period                    -         -              -
Cash - end of period                           85       -               85

Non-cash investing and
financing activities:
 Conversion of trade payable
 into loan payable                            -         -        2,000,000
 Goodwill recorded in connection
 with shares purchased by officer             -         -          100,000
 Common stock acquired from officer
 as settlement of balance due from
 officer and retirement of such shares        -         -          634,000
 Conversion of trade receivables
 in notes receivable                          -         -        3,709,000
 Issuance of stock options to
 nonemployees and directors for
 services rendered                            -         -          847,000
 Issuance of common stock as
 consideration for notes payable              -         -        1,000,000
 Conversion of convertible subordinated
 debt to common stock                         -         -        5,152,000
 Reorganization of common stock               -         -           80,000
 Notes receivable issued in
 excess of distribution                       -         -          454,000
Cash paid for:
 Interest paid                                -         -        1,566,000
 Income taxes paid                            -         -          256,500

See accompanying summary of accounting policies and notes to financial statements.



AURIC MINING COMPANY
(FORMERLY: FOCUS AFFILIATES, INC.)
(a development stage company)
Notes to Financial Statements
September 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 1. General Organization and Business

Auric Mining Company (the "Company") is a Delaware corporation. It was incorporated in March 1994 as Cellular
Telecom Corporation and subsequently changed its name to Intellicel Corp. in June 1996, then to Focus Affiliates,
Inc. in October 1999 and subsequently to Auric Mining
Company on November 12, 2009.

The Company was reinstated on December 8, 2006 in the State of Delaware by an incorporator. The Company has been dormant since 2001 and was reorganized under new management on March 16, 2007 which will put the Company into the Development Stage.

On November 12, 2009, the Company's name was changed to Auric Mining Company and its quotation symbol was change.
(see Note 6)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At
September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $28,173,085 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has obtained additional funds by related party's advances; however, there is no assurance that this additional funding is adequate and further funding may be necessary.

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

The Company is a development stage e as defined under ASC 915.. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

Under ASC 718, "Compensation-Stock Compensation", the
Company recognizes the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.

(e)	Foreign Currency Translation

The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with ASC 830, "Foreign Currency Matters".
Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the relevant reporting period. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenue and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income (loss) for the year.


(f)	Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share", which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

(g)	Income Taxes

Under ASC 740, the Company accounts for income taxes using the asset and liability. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carry amounts of existing assets and liabilities and loss carry forwards and their respective tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

(h)	Recently Issued Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 168, The FASB Accounting Standards Codification(tm) and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. On the effective date of this statement, FASB Accounting Standards Codification(tm) (ASC) becomes the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission
(SEC). At that time, FASB ASC will supersede all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. Once effective, all other nongrandfathered, non-SEC accounting literature not included in FASB ASC will become nonauthoritative.
Under ASC 815, the Company discloses derivative instruments and hedging activities, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

Under ASC 805, "Business Combinations", the Company uses
the acquisition method of accounting for all business
combinations and for an acquirer to be identified for each
business combination. Under ASC 805, the Company is also
required to recognize the assets acquired, the liabilities
assumed, and any noncontrolling interest in the acquiree
at the acquisition date, measured at their fair values as
of that date, with limited exceptions specified in ASC
805. In addition, acquisition costs and restructuring
costs that the acquirer expected but was not obligated to
incur to be recognized separately from the business
combination, therefore, expensed instead of part of the
purchase price allocation. ASC 805 will be applied
prospectively to business combinations for which the
acquisition date is on or after the beginning of the first
annual reporting period beginning on or after December 15,
2008. Early adoption is prohibited.
7
The Company follows ASC 825-10 in measuring the fair value of options for financial assets and liabilities. The
Company is permitted to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. ASC 825-
10 is effective for fiscal years beginning after November
15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of ASC 825-10, Fair Value Measurements.

Note 3. Common Stock

The common stock transactions for the nine months ended
September 30, 2009 are as follows:

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

Note 4. Due to Related Parties

On September 30, 2009, $43,420 (2008 - $0) was due to
several corporations related to the Company. These amounts bear no interest and with not stated repayment terms; the Company recorded no imputed interest on these borrowings.

Note 5. Income Taxes

The Company provides for income taxes under ASC 740, "Income Taxes". ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

At September 30, 2009, the Company had deficits accumulated during the development stage of $28,173,085 available in computing net deferred tax assets which may be used to offset future taxable income.

Note 6. Subsequent Events

Effective November 12, 2009, the Company effectuated a 1 for 1,000 reverse stock split, thereby reducing the issued and outstanding shares of Common Stock from 29,758,526 prior to the reverse split to 29,759 following the reverse split. The financial statements have been retroactively adjusted to reflect this reverse split.

Effective November 12, 2009, the Company's name was changed from Focus Affiliates, Inc. to Auric Mining Company and the
Company's quotation symbol on the Over-the-Counter Bulletin
Board and Pink Sheets was change from FONE to AUMY.

PART I

   This Interim Report on Form 10-Q contains forward-
looking statements that have been made pursuant to the
provisions of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and
the Private Securities Litigation Reform Act of 1995 and
concern matters that involve risks and uncertainties that
could cause actual results to differ materially from
historical results or from those projected in the
forward-looking statements. Discussions containing
forward-looking statements may be found in the material
set forth under "Business," "Management's Discussion and
Analysis of Financial Condition and Results of
Operations" and in other sections of this Form 10-Q.
Words such as "may," "will," "should," "could," "expect,"
"plan," "anticipate," "believe," "estimate," "predict,"
"potential," "continue" or similar words are intended to
identify forward-looking statements, although not all
forward-looking statements contain these words. Although
we believe that our opinions and expectations reflected
in the forward-looking statements are reasonable as of
the date of this Report, we cannot guarantee future
results, levels of activity, performance or achievements,
and our actual results may differ substantially from the
views and expectations set forth in this Interim Report
on Form 10-Q. We expressly disclaim any intent or
obligation to update any forward-looking statements after
the date hereof to conform such statements to actual
results or to changes in our opinions or expectations.
   Readers should carefully review and consider the
various disclosures made by us in this Report, set forth
in detail in Part I, under the heading "Risk Factors," as
well as those additional risks described in other
documents we file from time to time with the Securities
and Exchange Commission, which attempt to advise
interested parties of the risks, uncertainties, and other
factors that affect our business. We undertake no
obligation to publicly release the results of any
revisions to any forward-looking statements to reflect
anticipated or unanticipated events or circumstances
occurring after the date of such statements.
9




Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

General

The Company has been in the process of identifying and discussing a strategic merger or acquisitions but will need to raise substantial additional capital to fund this strategy.

The Company does not currently have any employees.

Operations

The Company has not been active since 2001. The net loss for the three months ended September 30, 2009 was $25,104 compared to $410 for the three-month period ended September 30, 2008. The net loss for the nine months ended September 30, 2009 was $41,337 compared to $1,553 in the prior year nine-month period. The increase for the three and nine month periods ended
September 30, 2009, in relation to the comparable periods in 2008, was due to increased expenses for filing, management fees, general and administrative expenses. There was no revenue for those periods stated above.

Liquidity and Financial Resources

The Company has minimal cash reserves and a working capital deficit of $45,585 ($26,748 - 2008) as of
September 30, 2009. Accordingly, the Company's ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding. The Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage.
Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At
September 30, 2009, the Company has been unsuccessful in its efforts to raise additional capital to meet management's plan of operations.

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

10
The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities.
On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

NEW ACCOUNTING PRONOUNCEMENTS

On June 30, 2009, the Financial Accounting Standards
Board (FASB) issued FASB Statement No. 168, The FASB
Accounting Standards Codification(tm) and the Hierarchy of
Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. On the effective date of this statement, FASB Accounting Standards Codification(tm) (ASC) becomes the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). At that time, FASB ASC will supersede all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. Once effective, all other nongrandfathered, non-SEC accounting literature not included in FASB ASC will become nonauthoritative.
Under ASC 815, the Company discloses derivative instruments and hedging activities, which requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

Under ASC 805, "Business Combinations", the Company uses
the acquisition method of accounting for all business
combinations and for an acquirer to be identified for each
business combination. Under ASC 805, the Company is also
required to recognize the assets acquired, the liabilities
assumed, and any noncontrolling interest in the acquiree
at the acquisition date, measured at their fair values as
of that date, with limited exceptions specified in ASC
805. In addition, acquisition costs and restructuring
costs that the acquirer expected but was not obligated to
incur to be recognized separately from the business
combination, therefore, expensed instead of part of the
purchase price allocation. ASC 805 will be applied
prospectively to business combinations for which the
acquisition date is on or after the beginning of the first
annual reporting period beginning on or after December 15,
2008. Early adoption is prohibited.
7
The Company follows ASC 825-10 in measuring the fair
value of options for financial assets and liabilities.
The Company is permitted to irrevocably elect fair value
on a contract-by-contract basis as the initial and
subsequent measurement attribute for many financial
assets and liabilities and certain other items including
insurance contracts. Entities electing the fair value
option would be required to recognize changes in fair
value in earnings and to expense upfront cost and fees
associated with the item for which the fair value option
is elected. ASC 825-10 is effective for fiscal years
beginning after November 15, 2007. Early adoption is
permitted as of the beginning of a fiscal year that
begins on or before November 15, 2007, provided the
entity also elects to apply the provisions of ASC 825-
10, Fair Value Measurements.
11

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














12




PART II

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 16, 2009, the Company entered into an agreement to issued 9,000,000 shares of restricted common stock, in accordance with Regulation 144 of the United States
Securities Act, at a price of $0.001 per share with two corporations, several individuals and the president of the Company.

On July 16, 2009, the Company entered into an agreement to issued 10,000,000 free trading common shares at a price of $0.001 per share with Presidents Corporate Group in accordance with the opinion letter provided by the Company's attorney.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security
Holders.

Not Applicable.

Item 5. Other Information.

None











13








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

Dated:  November 25, 2009

      FORMCAP CORP.

      By: /S/ Russell Smith
              Russell Smith
              Chief Executive Officer
                 & Director



      By: /S/ Brian Stewart
              Brian Stewart
              Chief Financial Officer









14




Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Russell Smith, Director and Chief Executive Officer of
Auric Mining Company certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of
Auric Mining Company ;

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


15


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

Dated : November 25, 2009

Signature : /s/ Russell Smith
            Russell Smith
            Director and Chief
            Executive Officer




16





Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Stewart, Chief Financial Officer of Auric Mining
Company certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of
Auric Mining Company ;

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


17



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

Dated : November 25, 2009

 Signature : /s/ Brian Stewart
                Brian Stewart
	Chief Financial Officer












18



EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Auric
Mining Company (the "Company") on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"),

I, Russell Smith, Chief Executive Officer of the
Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
 requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

             /s/ Russell Smith
                 ------------
                 Russell Smith
           Chief Executive Officer

November 25, 2009









19





EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Auric
Mining Company (the "Company") on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"),

I, Brian Stewart, Chief Financial Officer of the
Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
 requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

           /s/ Brian Stewart
               -------------
               Brian Stewart
            Chief Financial Officer

November 25, 2009







20