Form 10-K/A
period 2007-12-31
FOCUS AFFILIATES INC
filed 2010-01-13
CIK 1025557

AURIC MINING COMPANY

(Formerly FOCUS AFFILIATES, INC.)



FORM 10-K/A
 (Annual Report)




 Filed January 13, 2010 for the Period Ending 12/31/07



	Address		3500 South Dupont Highway,
			Dover, DE 19901

	Telephone	1-800-346-4646
	CIK		0001025557
	Symbol		AUMY
	SIC Code	5065 - Electronic Parts and Equipment,
			Not Elsewhere Classified
	Fiscal Year	12/31


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
December 31, 2007.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number : 001-12571

AURIC MINING COMPANY
(formerly FOCUS AFFILIATES, INC.)
(Exact name of registrant as specified in its charter)

	Delaware				95-4467726
(State or other jurisdiction			(IRS Employer
of incorporation or organization)	     Identification No.)

3500 South Dupont Highway, Dover, DE 19901

(Address of principal executive offices, including zip code)

1-800-346-4646
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known
seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes (  )   No ( X )




Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ( X ) No ( )

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange
Act.

Large accelerated filer  (  ) 	Accelerated filer (  )

Non-accelerated filer (  )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )

At September 30, 2009, the Company had outstanding of
29,759 shares of Common Stock, $0.001 par value per share.




      AURIC MINING COMPANY
FORM 10-K/A
For the Fiscal Year Ended December 31, 2007
TABLE OF CONTENTS

PART I								Page
Item 1	Business						1-2
Item 1A	Risk Factors						3
Item 1B	Unresolved Staff Comments				3
Item 2	Properties						3
Item 3	Legal Proceedings					3
Item 4	Submission of Matters to a Vote of			3
	Security Holders

PART II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities					4-6
Item 6	Selected Financial Data					6
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations			6-7
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk						7
Item 8	Financial Statements and Supplementary Data		8-21
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure			22
Item 9A	Controls and Procedures					22-23
Item 9B	Other Information					23

PART III
Item 10	Directors, Executive Officers and Corporate Governance	23
Item 11	Executive Compensation					24
Item 12 Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters		24
Item 13	Certain Relationships and Related Transactions, and
	Director Independence					24
Item 14	Principal Accounting Fees and Services			24

PART IV
Item 15	Exhibits and						25-31
	Signatures





   PART I

   This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private
Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of
Financial Condition and Results of Operations" and in other sections of this Form 10-K. Words such as "may," "will,"
"should," "could," "expect," "plan," "anticipate,"
"believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.
   Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange
Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


Item 1. Description of Business

Auric Mining Company (the "Company") was incorporated in the State of Delaware on March 1994 as Cellular Telecom
Corporation and subsequently changed its name to Intellicell Corp. in June 1996 and then to Focus
Affiliates, Inc. on October,1999. On November 12, 2009, the
Company changed its name to Auric Mining Company.

The Company was reinstated on December 8, 2006 in the State of Delaware by an incorporator. The Company has been dormant since 2001 and was reorganized under new management on March 16, 2007 which will put the Company into the Development Stage.

On November 12, 2009, the Company's name was changed to Auric Mining Company and its quotation symbol was change to AUMY.

Effective November 12, 2009, the Company effectuated a 1 for 1,000 reverse stock splits, thereby reducing the issued and outstanding shares of Common Stock from 29,758,526 prior to the reverse split to 29,759 following the reverse split. This Form 10-K/A has been retroactively adjusted to reflect this reverse stock split.

The Company is in the development stage under the new management and has not generated any revenues since the Company was reinstated on December 8, 2006, and has incurred losses of $28,130,000 since inception. Further, the Company incurred a loss of $25,000 during the year ended December 31, 2007. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business.
However, there are no assurances that any such financing can be obtained on acceptable terms, if at all. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.


Item 1A. Risk Factors

As the Company has no recent operating history or revenue under the new management, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.
This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF
MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

Item 1B.  Unresolved Staff Comments

Not available.

Item 2.  Properties

The Company neither rents nor owns any properties. The
Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security
Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities
The Company's Common Stock is presently quoted on the "Pink Sheets" under the symbol "AUMY".
As of December 31, 2007, the Company had approximately
200 shareholders on record of its common stock. The
Company has not paid cash dividends on its common stock.
The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock.
Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.
The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report, as reported by the National Association of Securities Dealers Over the
Counter Bulletin Board National Quotation System. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

	2007			High		Low
1st Quarter			0.0020		0.0005
2nd Quarter			0.0010		0.0005
3rd Quarter			0.0020		0.0005
4th Quarter			0.0020		0.0020
	2008 			High		Low
1st Quarter			0.0040		0.0007
2nd Quarter			0.0030		0.0010


3rd Quarter			0.0012		0.0010
4th Quarter			0.0010		0.0007

The Transfer Agent for the Company's Common Stock is
Presidents Stock Transfer, located at 900 - 850 West
Hastings Street, Vancouver, B.C. V6C 1E1 Canada.

Section 15(g) of the Securities Exchange Act of 1934:
The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding
$200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale.
Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company's securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities.
These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing;
terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer's rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators
Association, for information on the disciplinary history of broker/dealers and their associated persons.



RECENT SALES OF UNREGISTERED SECURITIES

None

Item 6. Selected Financial Data.

Not applicable

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.
Certain statements contained in this report, including, without limitation, statements containing the words
"believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of
1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

The Company does not currently engage in any business activities that provide cash flow. The Company is currently in the development stage.

Results of Operations for the year ended December 31, 2007.

Revenue. There is no revenue for the year ended December
31, 2007.

Operating Expenses. For the year ended December 31, 2007, the company has total operating expenses of $25,000 as restructuring expenses.


Net Loss. The net loss for the year ended December 31, 2007 was $25,000.

Liquidity and Financial Resources

The Company remains in the development stage since restructuring. Operations were financed through proceeds from sales and the issuance of equity and loans from directors. The directors have also advanced funds into the Company to cover cash flow deficiencies. The advances have no stated repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2007, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operation. Since restructuring, we have no revenue and have accumulated operating losses of $28,130,000 since inception. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds and seeking profitable ventures.

Item 7A. Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not hold any derivatives or investments that are subject to market risks. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.






			7



Item 8.  Financial Statements and Supplementary Data
Auric Mining Company

Index to Financial Statements

Contents					Pages

Balance Sheets as of December 31, 2007		  9
Statements of Operations for the year ended
December 31, 2007				  10

Statements of Stockholders' Equity 		  11-13

Statements of Cash Flows for the year ended
December 31, 2007				  14-15

Notes to Financial Statements  			  16-21

















AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Balance Sheets As At December 31, 2007
(U.S. Dollars )
(Unaudited)

						Dec 31,
 						 2007
					      (restated)
Assets
  Current Assets                                    -
					----------------
Total Assets                           $            -
					----------------

Liabilities
  Current Liabilities
   Related party account                         25,000
					----------------
Total Liabilities		       $         25,000
					----------------


Stockholders' Equity (Deficit)
 Common stock, $0.001 par value
  Authorized 1,000,000,000 shares
  10,759 shares issued and outstanding
  at December 31, 2007		       $             11
 Additional paid-in capital                  28,104,989
 Accumulated deficit                        (28,130,000)
					----------------
Total Stockholders' Equity (Deficit)   $        (25,000)
					----------------
Total Liabilities and
Stockholders' (Deficit)		       $            -
					----------------



The accompanying notes are an integral part of the financial statements






AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Statements Of Operations
(U.S. Dollars )
(Unaudited)

						  For the year     Inception
						     ended        March, 1994
						    Dec 31,        to Dec 31,
 						     2007            2007
						  (restated)      (restated)

Revenue                                                -         379,652,000
Cost of sale                                           -        (362,417,000)
						----------------------------
Gross profit                                           -          17,235,000

Selling, general and administrative expenses           -          31,838,000
Non-recurring legal and auditing fees                              1,300,000
Restructuring charges                               25,000         1,957,000
						----------------------------
Total operating expenses                            25,000        35,095,000

Operating loss                                     (25,000)      (17,860,000)

Other income (expenses)
 Interest (expense)                                               (3,424,000)
 Other income (loss)                                                 275,000
						----------------------------
Total other income (expenses)                          -          (3,149,000)

Net loss for the period                            (25,000)      (21,009,000)
Income tax benefit                                                   (26,000)
Extraordinary item                                                  (105,000)
Reorganization in 2000 as per financial
statements of June 30, 2000                                       (5,608,000)
Balance from partnership distribution
to stockholders etc                                               (1,382,000)
						----------------------------
Net loss for the period                            (25,000)      (28,130,000)



Basic and diluted loss per share                     (2.32)

Weighted average number of shares
outstanding : basic and diluted                     10,759



The accompanying notes are an integral part of the financial statements


AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Statement of Stockholders' Equity (Deficiency) for the period March 1994 (Inception) to December 31, 2007
(U.S. Dollars )
(Unaudited)

				             Retained
				 Additional  Earnings           Due     Total
				  Paid-In    (Accum.  Partners  From  Stockholders'
                 Shares  Amount   Capital    Deficit) Capital  Officer   Equity
		-----------------------------------------------------------------
Bal at
Jan 1, 1994                                         (135,000)
Distribution
to partners
for the 2 months
ended
Feb 28, 1994                                         (31,000)
Net income for
the 2
months ended
Feb 28, 1994                                          84,000
 	 	----------------------------------------------------------------
Bal at
Feb 28, 1994                                         (82,000)
Transfer of
partnership's
net liabilities
to the
company and
issuance
common stock  2,030      -          -     (82,000)    82,000               -
Distributions
tO
stockholders
for the
10 months
ended
Dec 31, 1994                             (413,000)
Net income for
the 10 months
ended
Dec 31, 1994                              353,000
 		----------------------------------------------------------------
Bal
Dec 31, 1994  2,030      -          -    (142,000)       -             (142,000)
Distributions
to
stockholders                             (166,000)                     (166,000)
Capital
contribution         100,000        -                                   100,000
Advances to
officer                                                       (180,000)(180,000)
Net income
for
the year                                  402,000                       402,000
		----------------------------------------------------------------
Bal Dec 31,
1995          2,030  100,000        -      94,000        -    (180,000)  14,000


The accompanying notes are an integral part of the financial statements



				   Additional             Due          Total
				    Paid-In     Accum.    From     Stockholders'
		  Shares   Amount   Capital    Deficit   Officer     Equity
		---------------------------------------------------------------
Bal Dec 31,
1995              2,030  100,000        -      94,000   (180,000)      14,000
Net income
for the
period
Jan 1, 1996
to Dec 21,
1996                                          543,000                 543,000
Withdrawal of
undistributed S
corporation
earnings                                     (637,000)  (454,000)  (1,091,000)
Reorganization
with
$0.01 par
value of
common stock             (99,980)    99,980
Common stock
issued as
consideration
for
note payable        224        2    999,998                         1,000,000
common stock
acquired from
officer as
settlement
of bal
due from
officer and
retirement
of shares           (36)      -    (180,000)              180,000         -
Common stock
issued pursuant
to initial
public offering   2,000       20  8,046,980                         8,047,000
Net income for
the period
Dec 22, 1996
to Dec 31, 1996                               296,000                 296,000
		--------------------------------------------------------------
Bal Dec 31,
1996              4,218       42  8,966,958   296,000    (454,000)  8,809,000
Common stock
issued pursuant
to initial
public offering
over-allotment
provisions          300        3  1,339,997                         1,340,000
Common stock
acquired from
officer as
settlement
of bal due
from officer
and
retirement
of shares          (102)      (1)  (453,999)               454,000        -
Net loss for
the year                                    (6,116,000)            (6,116,000)
		--------------------------------------------------------------
Bal
Dec 31, 1997      4,416       44  9,852,956 (5,820,000)        -    4,033,000



The accompanying notes are an integral part of the financial statements



				       Additional	             Total
				        Paid-In       Accum.     Stockholders'
                    Shares   Amount     Capital      Deficit       Equity
		------------------------------------------------------------
Bal
Dec 31, 1997        4,416        44    9,852,956   (5,820,000)    4,033,000
Non-cash
compensation
expenses                                 297,000                    297,000
Common stock
issued
pursuant to
conversion
of convertible
notes offered
in private
placement           1,500        15    1,287,985                  1,288,000
Net loss
for the year                                       (2,769,000)   (2,769,000)
		-------------------------------------------------------------
Bal
Dec 31, 1998        5,916        59   11,437,941   (8,589,000)    2,849,000
Exercise of
warrants              999        10      998,990                    999,000
Exercise of
options               100         1       68,999                     69,000
Issuance of
warrants on
convertible debt                       1,512,000                  1,512,000
Issuance of stock
relating to CWI
Acquisition         2,250        23    8,999,977                  9,000,000
Conversion of
convertible
debt                1,288        13    3,786,987                  3,787,000
Issuance of stock
relating to The
Wireless Group
Acquisition           185         2      749,998                    750,000
Non-cash
compensation
expenses                                 550,000                    550,000
Net loss
for the year                                       (5,646,000)   (5,646,000)
		------------------------------------------------------------
Bal
Dec 31, 1999       10,738       108   28,104,892  (14,235,000)   13,870,000
Net loss for
the 6 months
period ended
June 30, 2000                                      (8,262,000)   (8,262,000)
		------------------------------------------------------------
Bal
June 30, 2000      10,738       108   28,104,892  (22,497,000)    5,608,000
Common stock
issued
adjustments            21        -            -
Recapitalization
and
reorganization
in 2000
as per financial
statements of
June 30, 2000,
adjusting to zero                                  (5,608,000)   (5,608,000)
		------------------------------------------------------------
Bal
Dec 31, 2006       10,759       108   28,104,892  (28,105,000)           -
Par value of
common stock
at $0.001     			(97)          97
Net loss
for the year                                          (25,000)      (25,000)
		------------------------------------------------------------
Bal
Dec 31, 2007       10,759        11   28,104,989  (28,130,000)      (25,000)



The accompanying notes are an integral part of the financial statements



AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Statements Of Cash Flows
(U.S. Dollars )
(Unaudited)

						For the year      Inception
						   ended          March 1994
						   Dec 31,        to Dec 31,
 						    2007            2007
						----------------------------
						(restated)        (restated)

Cash Flows (Used In) Provided By :
Operating Activities
Net income (loss) - historical            $       (25,000)      (28,130,000)
Adjustments to reconcile net
income to net cash
provided by (used in)
operating activities:

Depreciation and amortization                                     3,093,000
Loss on impairment of goodwill                                      765,000
Non cash restructuring charges                                    7,417,000
Loss on conversion of debt                                          105,000
Loss on disposal of fixed assets                                     87,000
Noncash compensation expense                                        847,000
Provision for doubtful accounts                                   6,661,000
Provision for inventory reserves                                  1,488,000
Acquisition of marketable securities                               (927,000)
Proceeds from sale of marketable securities                         858,000
Loss on marketable securities                                        85,000
Changes in operating assets and liabilities:                             -
(Increase) in accounts receivable                                   (95,000)
(Increase) in inventories                                         4,848,000
Due from related parties                            25,000          848,000
(Increase) in deposits for purchases
of inventory                                                     (1,443,000)
(Increase) in other receivable                                     (500,000)
(Increase) decrease in prepaid expenses and                              -
other current assets                                                140,000
(Increase) decrease in other assets                                  16,000
Increase in accounts payable and                                         -
accrued expenses                                                  2,531,000
						----------------------------
Net cash provided by (used in)
operating activities                     $              -        (1,306,000)

Cash flows from investing activities:
Acquisition of CWI and The Wireless
Group, Net of cash acquired                                      (5,122,000)
Purchases of property and equipment                              (1,800,000)
Proceeds from the sale of
property & equipment                                                 40,000
Advances to officer                                                (372,000)
Repayments of advances to officer                                   192,000
Loans to employees and third parties                               (211,000)
Repayments of loans to employees and
third parties                                                       211,000
Repayments of notes receivable                                    1,916,000
						----------------------------
Net cash provided by (used in)
investing activities                     $              -        (5,146,000)

Cash flows from financing activities:
Net proceeds from sale of common stock                            8,047,000
Proceeds from long-term debt                                      5,610,000
Payments on long-term debt                                         (925,000)
Proceeds from sale of warrants                                    1,512,000
Bank overdraft                                                     (451,000)
Proceeds from loans payable                                         935,000
Payments on loans payable                                        (2,419,000)
Distributions to stockholders                                      (319,000)
Advances (repayments) under credit facility                      (9,021,000)
Proceeds from the exercise of warrants                              999,000
Proceeds from the exercise of options                             2,698,000
Deferred financing costs                                           (214,000)
						----------------------------
Net cash provided by (used in)
financing activities                                    -         6,452,000


Net increase (decrease) in cash                         -                -
Cash - beginning of period                              -                -
Cash - end of period                                    -                -

AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Notes To Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited)

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

On November 12, 2009, the Company's name was changed to Auric Mining Company and its quotation symbol was changed to AUMY.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At
December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $28,130,000 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

The Company is a development stage company. The
Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

FASB ASC (Accounting Standards Codification) 718
"Stock Compensation" requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FASB ASC 718 "Stock Compensation" also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FASB ASC 718 "Stock Compensation" is effective for interim or annual periods beginning after December
15, 2005. The Company adopted the guidance in FASB ASC
718 "Stock Compensation" on October 1, 2007.

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

The Company presents of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilative potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilative potential common shares if their effect is anti dilative.

(g)	Income Taxes

The Company follows FASB ASC 740 "Income Taxes", which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carry amounts of existing assets and liabilities and loss carry forwards and their respective tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

(h)	Recently Issued Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 168, The FASB Accounting Standards Codification(tm) and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. On the effective date of this statement, FASB Accounting Standards Codification(tm) (ASC) becomes the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission
(SEC). At that time, FASB ASC will supersede all then-existing, non-SEC accounting and reporting standards for nongovernmental entities. Once effective, all other non-grandfathered, non-SEC accounting literature not included in FASB ASC will become no authoritative.

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

Note 3. Share Capital

Amend the Company's authorized share capital.

On March 19, 2007, the authorized shares capital was increased as follows:

Authorized common stock consists of 1,000,000,000 shares having a par value of $0.001 per share.

Note 4. Related Party Account

On December 31, 2007, $25,000 was due to a corporation related to the Company. This amount bears no interest and with no stated repayment terms; the Company recorded no imputed interest on this borrowing.

Note 5. Income Taxes

The Company provides for income taxes under FSAB ASC 740, "Income Taxes". FSAB ASC 740 "Income Taxes" requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The company has fully impaired any deferred tax asset due to the improbability of future taxable earnings.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below
Management's Annual Report on Internal Control over
Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act
Rule 13a-15(e)) as of December 31, 2007, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 except that we have limited information when we took over and have been trying to track for more information.

Management's Annual Report on Internal Control over
Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities
Exchange Act of 1934 (the "Exchange Act"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S.
generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
Management concluded in this assessment that as of December
31, 2007, our internal control over financial reporting is based on the limited information we have.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the fourth quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control
Persons and Corporate Governance.

(a) Identification of directors.

The following table furnishes the information concerning
Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify. They are:

	Name		Age	Title			Term

Russell Smith		67	President and		Annual
				Director

Brian Stewart		42	Secretary, Treasurer	Annual
				And Director

TERM OF OFFICE

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11.  Executive Compensation.

There is no executive compensation for the year ended
December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.

As of September 30, 2009, there were 29,759 shares of common stock outstanding.

     				        Amount and
					Nature of
Name and				Beneficial    Percentage
Address			 Position       Ownership      of class

Presidents Corp.
Group			 Shareholder	11,500		38.65%

Brian Stewart		 Director	 4,500		15.13


Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.  Principal Accountant Fees and Services.

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

Dated:  January 12, 2010

		Auric Mining Company

By: /S/ Russell Smith
        Russell Smith
      Chief Executive Officer
           & Director

By: /S/ Brian Stewart
        Brian Stewart
      Chief Financial Officer

Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Russell Smith, Director and Chief Executive Officer of
Auric Mining Company certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of
Auric Mining Company;
2.	Based on my knowledge, this report does not contain
any untrue statement of a material fact or omit to
state a material fact necessary to make the statements
made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
3.	Based on my knowledge, the financial statements, and
other financial information included in this report,
fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining
disclosure controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15d-15(e)) and
internal control over financial reporting (as defined
in Exchange Act Rules 13a-15(f) and 15d-15(f) for the
registrant and have:
a.	Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant,
including its consolidated subsidiaries, is made known
to us by others within those entities, particularly
during the period in which this report is being
prepared;
b.	Designed such internal control over financial
reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles.

c.	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in
this report our conclusions about the effectiveness of
the disclosure controls and procedures, as of the end
of the period covered by this report based on such
evaluation; and
d.	Disclosed in this report any change in the
registrant's internal control over financial reporting
that occurred during the registrant's most recent
fiscal quarter (the registrant's fourth fiscal quarter
in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over
financial reporting.
5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of
internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weakness in
the design or operation of internal control over
financial reporting which are reasonably likely to
adversely affect the registrant's ability to record,
process, summarized and report financial information;
and
b.	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : January 12, 2009

Signature : /s/ Russell Smith
		-------------
		Russell Smith
	Director and Chief Executive Officer

Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Stewart, Chief Financial Officer of Auric Mining
Company certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of
Auric Mining Company;
2.	Based on my knowledge, this report does not contain
any untrue statement of a material fact or omit to state
a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period
covered by this report.
3.	Based on my knowledge, the financial statements, and
other financial information included in this report,
fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:
a.	Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant,
including its consolidated subsidiaries, is made known
to us by others within those entities, particularly
during the period in which this report is being
prepared;
b.	Designed such internal control over financial
reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles.

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

5. The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of
internal control over financial reporting, to the
registrant's auditors and the audit committee of the
registrant's board of directors (or persons performing
the equivalent functions):
a.	All significant deficiencies and material weakness in
the design or operation of internal control over
financial reporting which are reasonably likely to
adversely affect the registrant's ability to record,
process, summarized and report financial information;
and
b.	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : January 12, 2009

Signature : /s/ Brian Stewart
		------------
		Brian Stewart
	      Chief Financial Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Auric
Mining Company. (the "Company") on Form 10-K/A for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Russell Smith, Chief Executive Officer of the
 Company,  certify,  pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
 requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the
Report  fairly  presents,  in all material
 respects, the financial condition and result of operations of the Company.

 /s/ Russell Smith
    --------------
     Russell Smith
Chief Executive Officer

January 12, 2010

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Auric
Mining Company (the "Company") on Form 10-K/A for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Brian Stewart, Chief Accounting Officer of the
 Company,  certify,  pursuant to 18 U.S.C. Section
1350, as adopted  pursuant to Section 906 of the
 Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the
 requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the
Report  fairly  presents,  in all material
 respects, the financial condition and result of operations of the Company.

 /s/ Brian Stewart
     -------------
     Brian Stewart
Chief Financial Officer

January 12, 2010










31