Form 10-Q
period 2008-03-31
FOCUS AFFILIATES INC
filed 2010-02-01
CIK 1025557

AURIC MINING COMPANY

(Formerly FOCUS AFFILIATES, INC.)



FORM 10-Q
 (Quarterly Report)




Filed February 1, 2010 for the Period Ending 03/31/08



	Address		3500 South Dupont Highway,
			Dover, DE 19901

	Telephone	1-800-346-4646
	CIK		0001025557
	Symbol		AUMY
	SIC Code	5065 - Electronic Parts and Equipment,
			Not Elsewhere Classified
	Fiscal Year	12/31


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number : 001- 12571

AURIC MINING COMPANY
( Exact name of registrant as specified in its charter )


         Delaware                             95 - 4467726
--------------------------------      --------------------------
( State or other jurisdiction of      ( I.R.S. Empl. Ident. No. )
  incorporation or organization )

3500 South Dupont Highway, Dover, DE 19901
-----------------------------------------------------
( Address of principal executive offices ) ( Zip Code )

 1 - 800 - 346 - 4646
-----------------------------
( Issuer's telephone number )


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


 Large accelerated filer (    )        Accelerated filer  (   )

 Non-accelerated filer (    )          Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   (  X  )  Yes    (   )  No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $0.001 par value, was 29,759 as of February 1, 2010.











AURIC MINING COMPANY

FORM 10-Q
For the Period Ended March 31, 2008
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements...					1 - 10

Item 2.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations...	11-14

Item 3.	Quantitative and Qualitative Disclosures
        About Market Risk... 					15

Item 4T.Controls and Procedures...			 	15

PART II

Item 1.	Legal Proceedings...					16

Item 1A.Risk Factors...					 	16

Item 2.	Unregistered Sales of Equity Securities
        and Use of Proceeds...					16

Item 3.	Defaults Upon Senior Securities........			16

Item 4.	Submission of Matters to a Vote of Security Holders...	16

Item 5.	Other Information...					16

Item 6.	Exhibits and Certifications...				17












Part 1. Item 1.  Financial Statements


AURIC MINING COMPANY


								Page No.

Balance Sheets...					   	1

Statements of Operations...					2

Statements of Cash Flows...					3 - 4

Notes to Financial Statements...				5 - 10














AURIC MINING COMPANY

(Formerly FOCUS AFFILIATES, INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008

(Expressed in US Dollars)

(Unaudited)











AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Balance Sheets
(U.S. Dollars )
(Unaudited)

						  As at       	 As at
				                March 31,     	Dec 31,
						  2008         	 2007
							      (restated)
Assets

Current Assets                    		    -              -
					     --------------------------
Total Assets			        $           -              -
					     --------------------------

Liabilities
  Related party account           		 25,299         25,000
					     --------------------------
Total liabilities			$        25,299         25,000
					     --------------------------

Stockholders' Equity
 Common stock, $0.001 par value
 1,000,000,000 authorized
 Issued and outstanding 10,759 shares   $            11             11
 Additional paid-in capital                  28,104,989     28,104,989
 Deficit accumulated during
 development stage                          (28,130,299)   (28,130,000)
					     --------------------------
Total stockholders' equity              $       (25,299)       (25,000)
					     --------------------------
Total liabilities and Stockholders'
equity				        $           -              -
				             --------------------------




The accompanying notes are an integral part of the financial statements







				1





AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Statements Of Operations for the three months March 31, 2008 and 2007 and for the period March, 1994 (Inception) to March 31, 2008
(U.S. Dollars )
(Unaudited)

								  Inception
      					For the  3 months        March, 1994
        				 ended March 31,         to March 31,
 					 2008       2007            2008

Revenue          			  -           -          379,652,000
Cost of sale                              -           -         (362,417,000)
					------------------------------------
Gross profit    			  -           -           17,235,000

Selling, general and
administrative expenses                  299          -           31,838,299
Non-recurring legal
and auditing fees                                                  1,300,000
Restructuring charges                                              1,957,000
					------------------------------------
Total operating expenses                 299          -           35,095,299

Operating loss                          (299)         -          (17,860,299)

Other income (expenses)
 Interest (expense)                                               (3,424,000)
 Other income (loss)                                                 275,000
					------------------------------------
Total other income (expenses)             -           -           (3,149,000)

Net loss for the period                 (299)         -          (21,009,299)
Income tax benefit                                                   (26,000)
Extraordinary item                                                  (105,000)
Reorganization in 2000 as
per financials statements
of June 30, 2000                                                  (5,608,000)
Balance from partnership
distribution to
stockholders etc                                                  (1,382,000)
					------------------------------------
Net loss for the period
after adjustments                       (299)         -          (28,130,299)

Basic and diluted loss
per share                              (0.03)      (0.00)

Weighted average number
of shares outstanding                  10,759      10,759


The accompanying notes are an integral part of the financial statements



			2




AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Statements Of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period March 1994 (Inception) to March 31, 2008
(U.S. Dollars )
(Unaudited)

								Inception
					For the 3 months        March 1994
             			         ended March 31,       to March 31,
 					2008        2007           2008

Cash Flows (Used In) Provided By :
Operating Activities
Net income (loss) - historical     $    (299)         -        (28,130,299)
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities:
Depreciation and amortization                                    3,093,000
Loss on impairment of goodwill                                     765,000
Non cash restructuring charges                                   7,417,000
Loss on conversion of debt                                         105,000
Loss on disposal of fixed assets                                    87,000
Noncash compensation expense                                       847,000
Provision for doubtful accounts                                  6,661,000
Provision for inventory reserves                                 1,488,000
Acquisition of marketable securities                              (927,000)
Proceeds from sale of marketable
 securities                                                        858,000
Loss on marketable securities                                       85,000
Changes in operating assets
and liabilities:
(Increase) in accounts receivable                                  (95,000)
(Increase) in inventories                                        4,848,000
Due from related parties                 299          -            848,299
(Increase) in deposits for
purchases of inventory                                          (1,443,000)
(Increase) in other receivable                                    (500,000)
(Increase) decrease in prepaid
expenses and other current assets                                  140,000
(Increase) decrease in other assets                                 16,000
Increase in accounts payable and
accrued expenses                                                 2,531,000
					----------------------------------
Net cash provided by (used in)
operating activities              $       -           -         (1,306,000)

Cash flows from investing activities:
Acquisition of CWI and The Wireless
Group, Net of cash acquired                                     (5,122,000)
Purchases of property and equipment                             (1,800,000)
Proceeds from the sale of
 property & equipment                                               40,000
Advances to officer                                               (372,000)
Repayments of advances to officer                                  192,000
Loans to employees and third parties                              (211,000)
Repayments of loans to employees and
third parties                                                      211,000
Repayments of notes receivable                                   1,916,000
					----------------------------------
Net cash provided by (used in)
investing activities              $       -           -         (5,146,000)

Cash flows from financing activities:
Net proceeds from sale of common stock                           8,047,000
Proceeds from long-term debt                                     5,610,000
Payments on long-term debt                                        (925,000)
Proceeds from sale of warrants                                   1,512,000
Bank overdraft                                                    (451,000)
Proceeds from loans payable                                        935,000
Payments on loans payable                                       (2,419,000)
Distributions to stockholders                                     (319,000)
Advances (repayments) under
 credit facility                                                (9,021,000)
Proceeds from the exercise of warrants                             999,000
Proceeds from the exercise of options                            2,698,000
Deferred financing costs                                          (214,000)
					----------------------------------
Net cash provided by (used in)
financing activities                      -           -          6,452,000

Net increase (decrease) in cash           -           -                 -

Cash - beginning of period                -           -                 -

Cash - end of period                      -           -                 -

AURIC MINING COMPANY
(FORMERLY: FOCUS AFFILIATES, INC.)
(a development stage company)
Notes to Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited)

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

On November 12, 2009, the Company's name was changed to Auric Mining Company and its quotation symbol was change.
(see Note 6)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March
31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $28,130,299 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

The Company is a development stage as defined under ASC 915. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

Note 3. Common Stock

There are no common stock issued during the three months period ended March 31, 2008.

Note 4. Due to Related Parties

On March 31, 2008, $25,299 (2008 - $25,000) was due to
several corporations related to the Company. These amounts bear no interest and with not stated repayment terms; the Company recorded no imputed interest on these borrowings.

Note 5. Income Taxes

The Company provides for income taxes under ASC 740, "Income Taxes". ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

At March 31, 2008, the Company had deficits accumulated during the development stage of $28,130,299 available in computing net deferred tax assets which may be used to offset future taxable income.

Note 6. Subsequent Events

Effective November 12, 2009, the Company effectuated a 1 for 1,000 reverse stock splits, thereby reducing the issued and outstanding shares of Common Stock from 10,758,526 prior to the reverse split to 10,759 following the reverse split as of March 31, 2008. The financial statements have been retroactively adjusted to reflect this reverse split.

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

Operations

The Company has not been active since 2001. The net loss for the three months ended March 31, 2008 was $299 compared to nil for the three-month period ended
March 31, 2007.

Liquidity and Financial Resources

The Company has no cash and a working capital deficit of $25,299 ($25,000 - 2008) as of March 31, 2008.
Accordingly, the Company's ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding. The
Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage.
Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March
31, 2008, the Company has been unsuccessful in its efforts to raise additional capital to meet management's plan of operations.

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

Item 4T. Controls and Procedures.

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were not effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report. There is a material weakness in the registrant's internal control over financial reporting as error was reported that there were 638,508,112 common shares outstanding when the correct number should be 10,758,526. The management has made changes in internal control over financial reporting that reconciliation of shares with the Transfer
Agent's list to be carried out at every period or year end.

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Dated:  February 1, 2010

AURIC MINING COMPANY

By: /S/ Russell Smith
        Russell Smith
        Chief Executive Officer
             & Director



By: /S/ Brian Stewart
        Brian Stewart
        Chief Financial Officer