Form 10-Q/A
period 2008-09-30
FOCUS AFFILIATES INC
filed 2010-02-09
CIK 1025557

AURIC MINING COMPANY

(Formerly FOCUS AFFILIATES, INC.)



FORM 10-Q/A
(Quarterly Report)




 Filed February 9, 2010 for the Period Ending 09/30/08



	Address		3500 South Dupont Highway,
			Dover, DE 19901

	Telephone	1-800-346-4646
	CIK		0001025557
	Symbol		AUMY
	SIC Code	5065 - Electronic Parts and Equipment,
			Not Elsewhere Classified
	Fiscal Year	12/31


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number : 001- 12571

AURIC MINING COMPANY
Exact name of registrant as specified in its charter )

  Delaware                                    95 - 4467726
 ----------------------------------   ---------------------------
 ( State or other jurisdiction of     (I.R.S. Empl. Ident. No. )
  incorporation or organization )

3500 South Dupont Highway, Dover, DE 19901
-----------------------------------------------
( Address of principal executive offices ) ( Zip Code )

 1 - 800 - 346 - 4646
-----------------------------------
( Issuer's telephone number )


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer, " and "small reporting company" in Rule 12B-2 of the Exchange Act.
(Check one) :


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















AURIC MINING COMPANY

FORM 10-Q/A
For the Period Ended September 30, 2008
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
















AURIC MINING COMPANY

(Formerly FOCUS AFFILIATES, INC.)

 (A Development Stage Company)
FINANCIAL STATEMENTS
September 30, 2008
(Expressed in US Dollars)

(Unaudited)









AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Balance Sheets
(U.S. Dollars )
(Unaudited)

							As at  		As at
							Sept 30,        Dec 31,
							  2008	         2007

Assets
  Current Assets               				    -              -
						        ______________________
Total Assets					$           -              -
						        ______________________

Liabilities
  Current Liabilities
   Related parties accounts                             26,553          25,000
						        ______________________
Total Liabilities				$       26,553          25,000
						        ______________________

Stockholders' Equity (Deficit)
   Common stock, $0.001 par value
      Authorized 1,000,000,000 shares
     10,759 shares issued and outstanding at
     June 30, 2008 and 10,759 shares issued
     and outstanding at December 31, 2007	$           11              11
   Additional paid-in capital			    28,104,989      28,104,989
   Accumulated deficit			           (28,131,553)    (28,130,000)
						    __________________________
Total Stockholders' Equity (Deficit)		$      (26,553)        (25,000)
						    __________________________
Total Liabilities and Stockholders' (Deficit)	$        -               -
					            __________________________



The accompanying notes are an integral part of the financial statements



			1

AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Statements Of Operations for the three months and nine months ended September 30, 2008 and 2007 and for the period March, 1994 (Inception) to September 30, 2008
(U.S. Dollars )
(Unaudited)

								    Inception
			  For the 3 months      For the 9 months    March, 1994
			   ended Sept 30,        ended Sept 30,	    to Sept 30,
			   2008        2007      2008      2007       2008

Revenue             	      -          -         -        -      379,652,000
Cost of sale                  -          -         -        -     (362,417,000)
			   ___________________________________________________
Gross profit                  -          -         -        -       17,235,000

Selling, general and
administrative expenses      410         -      1,553       -       31,839,553
Non-recurring legal
and auditing fees						     1,300,000
Restructuring charges                                                1,957,000
			   ___________________________________________________
Total operating expenses     410         -      1,553       -       35,096,553

Operating loss              (410)        -     (1,553)      -      (17,861,553)

Other income (expenses)
 Interest (expense)						    (3,424,000)
 Other income (loss)						       275,000
			   ___________________________________________________
Total other income (expenses) -          -         -        -       (3,149,000)

Net loss for the period     (410)        -     (1,553)      -      (21,010,553)
Income tax benefit						       (26,000)
Extraordinary item						      (105,000)
Reorganization in 2000 as
per financials statements
of June 30, 2000						    (5,608,000)
Balance from partnership
distribution to
stockholders etc						    (1,382,000)
			  ____________________________________________________
Net loss for the period
after adjustments           (410)        -     (1,553)      -      (28,131,553)
			  ____________________________________________________

Basic and diluted loss
per share                 (0.04)     (0.00)     (0.14)      (0.00)

Weighted average number
of shares outstanding     10,759     10,759     10,759      10,759




The accompanying notes are an integral part of the financial statements





			2




AURIC MINING COMPANY
(FORMERLY : FOCUS AFFILIATES, INC.)
(a development stage company)
Statements Of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period March 1994 (Inception) to September 30, 2008
(U.S. Dollars )
(Unaudited)

								   Inception
					   For the 9 months        March 1994
					    ended Sept 30,         to Sept 30,
 				           2008         2007          2008

Cash Flows (Used In) Provided By :
Operating Activities
Net income (loss) - historical 	    $    (1,553)          -      (28,131,553)
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization					   3,093,000
Loss on impairment of goodwill					     765,000
Non cash restructuring charges					   7,417,000
Loss on conversion of debt					     105,000
Loss on disposal of fixed assets				      87,000
Noncash compensation expense					     847,000
Provision for doubtful accounts					   6,661,000
Provision for inventory reserves				   1,488,000
Acquisition of marketable securities				    (927,000)
Proceeds from sale of marketable securities			     858,000
Loss on marketable securities					      85,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable		                     (95,000)
(Increase) in inventories					   4,848,000
Due from related parties                   1,553           -         849,553
(Increase) in deposits for
purchases of inventory						  (1,443,000)
(Increase) in other receivable					    (500,000)
(Increase) decrease in prepaid
expenses and other current assets				     140,000
(Increase) decrease in other assets				      16,000
Increase in accounts payable and
accrued expenses						   2,531,000
				      ______________________________________
Net cash provided by (used in)
operating activities		    $        -            -       (1,306,000)
				      ______________________________________

Cash flows from investing activities:
Acquisition of CWI and The Wireless
Group, Net of cash acquired					  (5,122,000)
Purchases of property and equipment				  (1,800,000)
Proceeds from the sale of
property & equipment						      40,000
Advances to officer					            (372,000)
Repayments of advances to officer				     192,000
Loans to employees and third parties				    (211,000)
Repayments of loans to employees and
third parties							     211,000
Repayments of notes receivable					   1,916,000
				      ______________________________________
Net cash provided by (used in)
investing activities		    $        -            -       (5,146,000)
				      ______________________________________

Cash flows from financing activities:
Net proceeds from sale of common stock				   8,047,000
Proceeds from long-term debt					   5,610,000
Payments on long-term debt					    (925,000)
Proceeds from sale of warrants					   1,512,000
Bank overdraft							    (451,000)
Proceeds from loans payable					     935,000
Payments on loans payable					  (2,419,000)
Distributions to stockholders					    (319,000)
Advances (repayments) under credit facility			  (9,021,000)
Proceeds from the exercise of warrants				     999,000
Proceeds from the exercise of options				   2,698,000
Deferred financing costs					    (214,000)
				      ______________________________________
Net cash provided by (used in)
financing activities 		    $        -            -        6,452,000
				      ______________________________________

Net increase (decrease) in cash              -            -               -

Cash - beginning of period                   -            -               -

Cash - end of period                         -            -               -




The accompanying notes are an integral part of the financial statements

AURIC MINING COMPANY
(FORMERLY: FOCUS AFFILIATES, INC.)
(a development stage company)
Notes to Financial Statements
September 30, 2008
(Stated in US Dollars)
(Unaudited)

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

On November 12, 2009, the Company's name was changed to Auric Mining Company and its quotation symbol was change.
(see Note 6)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At
September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $28,131,553 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

Note 3. Common Stock

There are no common stock issued during the nine months period ended September 30, 2008.

Note 4. Due to Related Parties

On September 30, 2008, $26,553 (2008 - $25,000) was due to
several corporations related to the Company. These amounts bear no interest and with not stated repayment terms; the Company recorded no imputed interest on these borrowings.

Note 5. Income Taxes

The Company provides for income taxes under ASC 740, "Income Taxes". ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

At September 30, 2008, the Company had deficits accumulated during the development stage of $28,131,553 available in computing net deferred tax assets which may be used to offset future taxable income.

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

Operations

The Company has not been active since 2001. The net loss for the nine months ended September 30, 2008 was $1,553 compared to nil for the nine months period ended September 30, 2007.

Liquidity and Financial Resources

The Company has no cash and a working capital deficit of $26,553 ($25,000 - 2008) as of September 30, 2008.
Accordingly, the Company's ability to sustain operations and pursue its plan of operations is contingent on the ability to obtain funding. The
Company is seeking such additional funds through private equity or debt financing. Regardless, there can be no assurance that such funding will be available on acceptable terms.

The Company remains in the development stage.
Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated interest or repayment terms.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At
September 30, 2008, the Company has been unsuccessful in its efforts to raise additional capital to meet management's plan of operations.

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

There have been changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  February 8, 2010

AURIC MINING COMPANY

By: /S/ Russell Smith
             Russell Smith
        Chief Executive Officer
             & Director



By: /S/ Brian Stewart
             Brian Stewart
        Chief Financial Officer